Form 10-Q
period 2020-09-30
Panacea Acquisition Corp
filed 2020-11-16
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020 there were 14,862,500 shares of Class A common stock and 3,593,750 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PANACEA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PANACEA ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

ASSETS
Current assets
Cash	$1,344,680
Prepaid expenses	400,635
Total Current Assets	1,745,315

Investments held in trust account	143,753,387
Total Assets	$145,498,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$650,031
Accrued offering costs	324,000
Total Liabilities	974,031

Commitments and contingencies

Class A common stock subject to possible redemption, 13,952,467 shares at $10.00 per share redemption value	139,524,670

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 910,033 shares issued and outstanding (excluding 13,952,467 shares subject to possible redemption)	91
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding	359
Additional paid-in capital	5,734,817
Accumulated deficit	(735,266)
Total Stockholders’ Equity	5,000,001
Total Liabilities and Stockholders’ Equity	$145,498,702

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from April 24, 2020 (Inception) Through September 30,
	2020	2020
General and administrative expenses	$737,653	$738,653
Loss from operations	(737,653)	(738,653)

Other income:
Interest earned on investments held in trust account	3,387	3,387
Net loss	$(734,266)	$(735,266)

Weighted average shares outstanding of Class A redeemable common stock	14,375,000	14,375,000
Basic and diluted income per share, Class A redeemable common stock	$—	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,593,750	3,593,750
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.20)	$(0.20)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM APRIL 24, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 24, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders	—	—	3,593,750	359	24,641	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – June 30, 2020	—	—	3,593,750	359	24,641	(1,000)	24,000

Sale of 14,375,000 Units, net of underwriting discounts	14,375,000	1,438	—	—	140,358,499	—	140,359,937

Sale of 487,500 Private Placement Units	487,500	49	—	—	4,874,951	—	4,875,000

Common stock subject to possible redemption	(13,952,467)	(1,396)	—	—	(139,523,274)	—	(139,524,670)

Net loss	—	—	—	—	—	(734,266)	(734,266)

Balance – September 30, 2020	910,033	$91	3,593,750	$359	$5,734,817	$(735,266)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 24, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(735,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,387)
Changes in operating assets and liabilities:
Prepaid expenses	(400,635)
Accounts payable and accrued expenses	650,031
Net cash used in operating activities	(489,257)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(143,750,000)
Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	140,875,000
Proceeds from sale of Private Placement Units	4,875,000
Proceeds from promissory note – related party	80,000
Repayment of promissory note – related party	(80,000)
Payment of offering costs	(166,063)
Net cash provided by financing activities	145,583,937

Net Change in Cash	1,344,680
Cash – Beginning of period	—
Cash – End of period	$1,344,680

Non-Cash financing activities:
Initial classification of common stock subject to possible redemption	$140,258,930
Change in value of common stock subject to possible redemption	$(734,260)
Deferred offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$25,000
Offering costs included in accrued offering costs	$324,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PANACEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The Company has one subsidiary, Panacea Merger Subsidiary Corp., a wholly owned subsidiary of the Company incorporated in Delaware on October 16, 2020 (“Merger Sub”) (see Note 9).

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from April 24, 2020 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and activities in connection with the proposed acquisition of Nuvation Bio Inc., a Delaware corporation (“Nuvation”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 2, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 6, 2020 and July 10, 2020. The interim results for the three months ended September 30, 2020 and for the period from April 24, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $154,000, which had a full valuation allowance recorded against it of approximately $154,000.

PANACEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2020 and for the period from April 24, 2020 (inception) through September 30, 2020, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended September 30, 2020 and for the period from April 24, 2020 (inception) through September 30, 2020 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 4,954,167 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s condensed statements of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $3,387 for each of the three months ended September 30, 2020 and for the period from April 24, 2020 (inception) through September 30, 2020 (net of applicable franchise and income taxes of approximately $3,000 for the three months ended September 30, 2020 and for the period from April 24, 2020 (inception) through September 30, 2020), by the weighted average number of Class A redeemable common stock for the period. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

PANACEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 7, 2020, the Sponsor and Cowen Investments II LLC paid an aggregate of $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of the Company’s Class B common stock (the “Founder Shares”). In May 2020, the Sponsor transferred 25,000 Founder Shares to each of its directors, or an aggregate of 100,000 Founder Shares, at their original purchase price. Cowen Investments II LLC subsequently transferred all of its Founder Shares to PA Co-Investments LLC. The Founder Shares included an aggregate of up to 468,750 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering (not including the Private Placement Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

Promissory Notes — Related Parties

On May 15, 2020, the Sponsor and an affiliate of PA Co-Investments LLC issued unsecured promissory notes to the Company (the “Promissory Notes”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Notes were non-interest bearing and payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. The outstanding balance under the Promissory Notes of $80,000 was repaid upon the consummation of the Initial Public Offering on July 6, 2020.

Administrative Support Agreement

The Company entered into an agreement, commencing on July 1, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three months ended September 30, 2020 and for the period from April 24, 2020 (inception) through September 30, 2020, the Company incurred $30,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

Related Party Loans

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, PA Co-Investments LLC or an affiliate of the Sponsor or PA Co-Investments LLC, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2020, no amounts were outstanding under the Working Capital Loans.

PANACEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

PANACEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On June 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there was 910,033 shares of Class A common stock issued and outstanding, excluding 13,952,467 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020, there were 3,593,750 shares of Class B common stock issued and outstanding.

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

PANACEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

PANACEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

At September 30, 2020, assets held in the Trust Account were comprised of $143,753,387 in money market funds which are invested primarily in U.S. Treasury Securities.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$143,753,387

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed statements.

Merger Agreement

On October 20, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and Nuvation.

Pursuant to the transactions contemplated by the terms of the Merger Agreement (the “Closing”), and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Nuvation, with Nuvation surviving the merger and as a wholly owned subsidiary of the Company (the “Merger”) (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Nuvation Business Combination”).

As a result of the merger, among other things,

(i)	each share of Nuvation Class A common stock and each share of Nuvation Series A preferred stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive the number of shares of the Company’s Class A common stock equal to the Exchange Ratio (as defined below). The Company’s Class A common stock will have one vote per share;

PANACEA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

(ii)	each share of Nuvation Class B common stock issued and outstanding immediately prior to the Effective Time (all of which is owned by David Hung (the “Founder”)) will be canceled and converted into the right to receive the number of shares of the Company’s Class B common stock equal to the Exchange Ratio. The Company’s Class B common stock will have veto rights over business combinations and liquidations, one vote on all other matters and the right to appoint three directors (including the seat occupied by the Chief Executive Officer) plus at least 50% of any directors beyond the initial seven. The Company’s Class B common stock will automatically convert into the Company’s Class A common stock upon the occurrence of certain events, including upon transfers to a non-authorized holder or if the Founder ceases to be Chief Executive Officer of Nuvation, with limited exceptions;

(iii)	any shares of Nuvation capital stock held in the treasury of Nuvation or owned by the Company, Merger Sub or Nuvation immediately prior to the Effective Time (each, an “Excluded Share”) will be canceled without any conversion thereof and no payment or distribution shall be made with respect thereto;

(iv)	each issued and outstanding share of common stock of Merger Sub will be converted into and become one validly issued, fully paid and nonassessable share of common stock of the surviving corporation; and

(v)	each option to purchase Nuvation Class A common stock (each, a “Nuvation Option”) that is outstanding under Nuvation’s 2019 Equity Incentive Plan immediately prior to the Closing, whether vested or unvested, will be assumed by the Company and converted into an option to purchase shares of the Company’s Class A common stock (each, a “Converted Option”) equal to the product (rounded down to the nearest whole number) of (a) the number of shares of Nuvation common stock subject to such Nuvation Option immediately prior to the Effective Time and (b) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (i) the exercise price per share of such Nuvation Option immediately prior to the Effective Time divided by (ii) the Exchange Ratio; provided, however, that the exercise price and the number of shares of the Company’s common stock purchasable pursuant to the Converted Options shall be determined in a manner consistent with the requirements of Section 409A of the Code; provided, further, however, that in the case of any Converted Option to which Section 422 of the Code applies, the exercise price and the number of shares of the Company’s common stock purchasable pursuant to such option shall be determined in accordance with the foregoing, subject to such adjustments in a manner consistent with Treasury Regulation Section 1.424-1, such that the Converted Option will not constitute a modification of such Nuvation Option for purposes of Section 409A or Section 424 of the Code. Except as specifically provided above, following the Effective Time, each Converted Option shall continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Nuvation Option immediately prior to the Effective Time. At or prior to the Effective Time, the Company shall take any actions that are necessary to effectuate the treatment of the Nuvation Options pursuant to this paragraph.

The “Exchange Ratio” means the quotient of (i) 150,000,000; divided by (ii) Nuvation’s “fully diluted company shares” (as defined in the Merger Agreement).

The Nuvation Business Combination will be consummated subject to certain conditions as further described in the Merger Agreement. See Form S4 filed on November 12, 2020 for details of the Merger Agreement.

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

Recent Developments

On October 20, 2020, we entered into the Merger Agreement with Merger Sub and Nuvation, pursuant to which Merger Sub will merge with and into Nuvation, with Nuvation surviving the merger and as a wholly owned subsidiary of the Company. See Note 9 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from April 24, 2020 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest earned on investments held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $734,266, which consists of operating costs of $737,653, offset by interest income on investments held in the Trust Account of $3,387.

For the period from April 24, 2020 (inception) through September 30, 2020, we had a net loss of $735,266, which consists of operating costs of $738,653, offset by interest income on investments held in the Trust Account of $3,387.

Liquidity and Capital Resources

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

For the period from April 24, 2020 (inception) through September 30, 2020, cash used in operating activities was $489,257. Net loss of $735,266 was affected by interest earned on investments held in the Trust Account of $3,387 and changes in operating assets and liabilities, which provided $249,396 of cash from operating activities.

As of September 30, 2020, we had cash and investments held in the Trust Account of $143,753,387. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2020, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had $1,344,680 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PANACEA ACQUISITION CORP.

Date: November 16, 2020	By:	/s/ Oleg Nodelman
	Name:	Oleg Nodelman
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Scott Perlen
	Name:	Scott Perlen
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)