Form 10-Q
period 2021-03-31
Nuvation Bio Inc.
filed 2021-05-17
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39351

Nuvation Bio Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-0862255
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1500 Broadway, Suite 1401 New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (332) 208-6102

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	NUVB NUVB.WS	The New York Stock Exchange The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of April 30, 2021, the registrant had 217,650,055 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or the negative of these terms or other similar expressions intended to identify statements about the future. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

•
our ability to recognize the anticipated benefits of the Merger (as defined below), which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
•
costs related to the Merger;
•
our plans to develop and commercialize our product candidates;
•
the initiation, timing, progress and results of our current and future preclinical studies and clinical trials, as well as our research and development programs;
•
our expectations regarding the impact of the ongoing COVID-19 pandemic on our business, industry and the economy;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our ability to successfully acquire or in-license additional product candidates on reasonable terms;
•
our ability to maintain and establish collaborations or obtain additional funding;
•
our ability to obtain regulatory approval of our current and future product candidates;
•
our expectations regarding the potential market size and the rate and degree of market acceptance of such product candidates;
•
our continued reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies and clinical trials;
•
our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
•
the implementation of our business model and strategic plans for our business and product candidates;
•
our intellectual property position and the duration of our patent rights;
•
developments or disputes concerning our intellectual property or other proprietary rights;
•
our expectations regarding government and third-party payor coverage and reimbursement;
•
our ability to compete in the markets we serve;
•
the impact of government laws and regulations and liabilities thereunder;
•
our need to hire additional personnel and our ability to attract and retain such personnel;
•
our ability to raise additional funding in the future; and
•
the anticipated use of our cash and cash equivalents.

The foregoing list of forward-looking statements is not exhaustive. These statements speak only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The section of this report titled “Section 1A. Risk Factors” identifies important factors that could harm our business and financial performance and cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$638,904	$29,755
Prepaid expenses	5,138	914
Marketable securities available-for-sale, at fair value	185,809	185,997
Interest receivable on marketable securities	1,015	1,092
Deferred financing costs	—	2,925
Total current assets	830,866	220,683
Property and equipment, net	772	688
Other assets:
Lease security deposit	421	421
Total assets	$832,059	$221,792
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,003	$2,171
Accrued expenses	3,984	4,380
Total current liabilities	9,987	6,551
Warrant liability	15,561	—
Deferred rent - non current	167	157
Total liabilities	25,715	6,708
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) and 1,174,094,678 (Class A 880,000,000, Class B 294,094,678) shares authorized as of March 31, 2021 and December 31, 2020, respectively, 217,650,055 (Class 216,650,055, Class B 1,000,000) and 149,042,155 (Class A 91,397,142, Class B 57,645,013) shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	901,720	289,482
Accumulated deficit	(96,357)	(75,955)
Accumulated other comprehensive income	981	1,557
Total stockholders’ equity	806,344	215,084
Total liabilities and stockholders’ equity	$832,059	$221,792

See accompanying notes to the unaudited condensed financial statements.

NUVATION BIO INC. and Subsidiaries

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except share and per share data)

For the Three Months Ended March 31,	2021	2020
Operating expenses:
Research and development	$15,879	$7,295
General and administrative	4,605	1,925
Total operating expenses	20,484	9,220
Loss from operations	(20,484)	(9,220)
Other income (expense):
Interest income	438	519
Investment advisory fees	(108)	(60)
Change in fair value of warrant liability	(293)	—
Realized gain on marketable securities	45	15
Total other income	82	474
Loss before income taxes	(20,402)	(8,746)
Provision for income taxes	—	—
Net loss	$(20,402)	$(8,746)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.10)
Weighted average common shares outstanding, basic and diluted	169,659,037	85,714,375
Comprehensive loss:
Net loss	$(20,402)	$(8,746)
Other comprehensive income, net of taxes:
Change in unrealized (loss) gain on available-for-sale securities	(576)	819
Comprehensive loss	$(20,978)	$(7,927)

See accompanying notes to the unaudited condensed financial statements.

NUVATION BIO INC. and Subsidiaries

Condensed Statements of Stockholders' Equity

(Unaudited, In thousands, except share data)

For the Three Months Ended March 31, 2021 and 2020

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income	Deficit

Balance, December 31, 2020	347,423,117	$267,521	118,869,102	294,094,678	$21,961	$(75,955)	$1,557	$(52,437)
Retroactive application of the recapitalization due to the Merger (See Note 3)
Preferred stock	(347,423,117)	(267,521)	68,097,805		267,521	—	—	267,521
Common stock	—	—	(95,569,765)	(236,449,665)	—	—	—	—
Balance, December 31, 2020 after effect of the Merger	—	$—	91,397,142	57,645,013	$289,482	$(75,955)	$1,557	$215,084
Issuance and exchange of common stock, net of issuance cost upon the Merger (see Note 3)	—	—	125,252,913	(56,645,013)	606,885	—	—	606,885
Issuance of common stock	—	—	368,408	—	3,787	—	—	3,787
Treasury stock, acquired and retired, at cost	—	—	(368,408)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,566	—	—	1,566
Net loss	—	—	—	—	—	(20,402)	—	(20,402)
Other comprehensive income	—	—	—	—	—	—	(576)	(576)
Balance, March 31, 2021	—	$—	216,650,055	1,000,000	$901,720	$(96,357)	$981	$806,344

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income	Deficit

Balance, December 31, 2019	184,501,999	$141,864	400,000,000	—	$9,759	$(34,296)	$421	$(24,116)
Retroactive application of the recapitalization due to the Merger (See Note 3)
Preferred stock	(184,501,999)	(141,864)	36,163,932	—	141,864	—	—	141,864
Common stock	—	—	(321,596,660)	—	—	—	—	—
Balance, December 31, 2019 after effect of the Merger	—	$—	114,567,272	—	$151,623	$(34,296)	$421	$117,748
Stock-based compensation	—	—	—	—	340	—	—	340
Net loss	—	—	—	—	—	(8,746)	—	(8,746)
Other comprehensive income	—	—	—	—	—	—	819	819
Balance, March 31, 2020	—	$—	114,567,272	—	$151,963	$(43,042)	$1,240	$110,161

See accompanying notes to the unaudited condensed financial statements.

NUVATION BIO INC. and Subsidiaries

Condensed Statements of Cash Flows

(Unaudited, In thousands)

For the Three Months Ended March 31,	2021	2020
Cash flows from operating activities:
Net loss	$(20,402)	$(8,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for in-process research and development expense	3,787	—
Stock-based compensation	1,566	340
Depreciation and amortization	30	24
Change in fair value of warrant liability	293	—
Amortization of premium on marketable securities	628	174
Realized gain on marketable securities	(45)	(15)
Change in operating assets and liabilities (net of assets and liabilities acquired in the Merger)
Prepaid expenses	(3,913)	(1,196)
Interest receivable on marketable securities	77	290
Accounts payable	3,940	240
Accrued expenses	(701)	87
Deferred rent	10	84
Net cash used in operating activities	(14,730)	(8,718)
Cash flow from investing activities:
Purchases of marketable securities	(24,513)	(1,544)
Proceeds from sale of marketable securities	23,542	12,270
Purchase of investment held to maturity	—	(21)
Purchases of property and equipment	(114)	(97)
Net cash (used in) provided by investing activities	(1,085)	10,608
Cash flow from financing activities:
Proceeds from the Merger, net of offering costs paid (see Note 3)	624,964	—
Net cash provided by financing activities	624,964	—
Net increase in cash and cash equivalents	609,149	1,890
Cash and cash equivalents, beginning of the period	29,755	3,469
Cash and cash equivalents, end of the period	$638,904	$5,359

Non-cash financing activity:
Issuance of common stock for in-process research and development	$3,787	$—

See accompanying notes to the unaudited condensed financial statements.

NUVATION BIO INC. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Nature of Operations

Nuvation Bio Inc. and subsidiaries (“Nuvation Bio”), formerly known as RePharmation Inc., a Delaware corporation, is a biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel therapeutic candidates. Nuvation Bio was incorporated on March 20, 2018 (inception date) and has offices in New York and San Francisco.

On February 10, 2021, (the “Closing Date”), Nuvation Bio Inc., a Delaware corporation (“Legacy Nuvation Bio”), Panacea Acquisition Corp. (“Panacea”), and Panacea Merger Subsidiary Corp, a Delaware corporation and a direct, wholly owned subsidiary of Panacea (“Merger Sub”) consummated the transactions contemplated by an Agreement and Plan of Merger among them dated October 20, 2020 (“Merger Agreement”).

Pursuant to the terms of the Merger Agreement, a business combination of Panacea and Legacy Nuvation Bio was effected through the merger of Merger Sub with and into Legacy Nuvation Bio, with Legacy Nuvation Bio surviving as a wholly owned subsidiary of Panacea (the “Merger”) and, collectively with the other transactions described in the Merger Agreement. On the Closing Date, Legacy Nuvation Bio changed its name to Nuvation Bio Operating Company Inc. and Panacea changed its name to Nuvation Bio Inc. (the “Company” or “Nuvation Bio”).

2.  Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Principles of Consolidation

The consolidated financial statements include the balances of the Company and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020 and the cash flows for the three months ended March 31, 2021 and 2020.  The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2020, which are included in the Company’s 8-K/A filed with the SEC on March 11, 2021.

Liquidity

As of March 31, 2021, the Company has an accumulated deficit of approximately $96.4 million and net cash used in operating activities was approximately $14.7 million for the three months ended March 31, 2021. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of March 31, 2021, the Company had cash, cash equivalents, and marketable securities of $824.7 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of research and development, clinical testing and trial activities of the Company’s products, the Company’s ability to obtain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of, and demand for, Company’s products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital.

The Company currently has no commercially approved products and there can be no assurance that the Company’s research and development will be successfully commercialized. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and vendors and obtaining and protecting intellectual property.

The COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, however this disruption, if sustained or recurrent, could have a material adverse effect on the Company’s operating results and the Company’s overall financial condition.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the periods. Accordingly, actual results could differ from those estimates and those differences could be significant.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid instruments, consisting of money market accounts, a money market mutual fund and short-term investments with maturities from the date of purchase of 90 days or less. The majority of cash and cash equivalents are maintained with major financial institutions in North America. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand which reduces counterparty performance risk.

Investment Securities

Debt securities have been classified as available-for-sale which may be sold before maturity or are not classified as held to maturity or trading. Marketable debt securities classified as available-for-sale are carried at fair value with unrealized gains or losses reported in other comprehensive income (loss).

For securities in an unrealized loss positions, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely that not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If management determines there is any other than temporary impairment, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

Interest income includes amortization and accretion of purchase premium and discount. Premiums and discounts on debt securities are amortized on the effective-interest method. Gains and loss on sales are recorded on the settlement date and determined using the specific identification method.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. Marketable securities consist primarily of government and corporate bonds, with fixed interest rates. Exposure to credit risk of marketable securities is reduced by maintaining a diverse portfolio and monitoring their credit ratings.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets of generally five years for computers and seven years for furniture and equipment. The cost of leasehold improvements is amortized on the straight-line method over the lesser of the estimated asset life or remaining term of the lease. Maintenance costs are expensed as incurred, while major betterments are capitalized.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment assessment may be performed may be performed on the recoverability or the carrying amounts. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 4).

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants (as defined below). Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock.

The Company evaluated Public Warrants, Private Placement Warrants and Forward Purchase Warrants (the “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value of the Warrants is dependent, in part, on the holder of the Warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our common stock, the Warrants fail the indexation guidance in ASC 815-40, which would preclude classification in stockholders’ equity. Additionally, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves more than 50% of the outstanding shares of the Company’s common stock. Because not all of the Company’s stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the balance sheet at fair value upon the closing of the Merger, with subsequent changes in their respective fair values recognized in the consolidate statement of operations and comprehensive income (loss) at each reporting date.

Deferred Financing Costs

Costs incurred in advance related to the Merger as described in Note 3, Merger are recorded as deferred financing costs on the condensed balance sheet as of December 31, 2020 and subsequently reclassed to additional paid in capital on the Closing Date of the Merger.

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s operations are focused on oncology development activities.

Research and Development Costs

Costs incurred in connection with research and development activities are expenses as incurred. These costs include fees paid to consultants, vendors and various entities that perform certain research and testing on behalf of the Company.

Stock-based Compensation

The Company recognizes compensation cost for grants of employee stock options using a fair-value measurement method, that is recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. Forfeitures are recorded as they occur instead of estimating forfeitures that are expected to occur.

The Company determines the fair value of stock-based awards that are based only on a service condition using the Black-Scholes option-pricing model which uses both historical and current market data to estimate fair value. The method incorporates various assumptions such as the risk-free interest rate, volatility, dividend yield, and expected life of the options.

The Company determines the fair value of stock-based awards that are based on both a service condition and achievement of the first to occur of a market or performance condition using a Monte Carlo simulation.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the years in which they are expected to affect taxable income. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax positions taken, or expected to be taken, in a tax return. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. Returns for tax years beginning with those filed for the period ended December 31, 2018 are open to federal and state tax examination.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. Subsequently, the FASB issued ASU 2019-10 and then ASU 2020-05, both of which adjusted the effective date of ASU 2016-02 for non-public entities. The accounting standard is effective for non-public entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. A modified retrospective transition approach is required at the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

3.  Merger

On the Closing Date, Legacy Nuvation Bio, Panacea and Merger Sub consummated the transactions contemplated by a Merger Agreement.

Pursuant to the terms of the Merger Agreement, a combination of Panacea and Legacy Nuvation Bio was effected through the Merger, collectively with the other transactions described in the Merger Agreement. On the Closing Date, Legacy Nuvation Bio changed its name to Nuvation Bio Operating Company Inc. and Panacea changed its name to Nuvation Bio Inc.

In connection with the Merger Agreement, holders of 3,350 shares of Panacea Class A common stock, exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $33,502.

On the Closing Date, a number of purchasers purchased from the Company an aggregate of 47,655,000 shares of Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of approximately $476.6 million.

Additionally, on the Closing Date, certain purchasers purchased 2,500,000 shares of Class A Common Stock (the "Forward Purchase Shares") and 833,333 forward purchase warrants (the “Forward Purchase Warrants”) in a private placement at a price of $10.00 per share for an aggregate purchase price of $25.0 million (the “Forward Purchase”) pursuant to the terms of the forward purchase agreement (the “Forward Purchase Agreement”) that Panacea entered into in connection with Panacea’s initial public offering. The sales of the PIPE Shares, the Forward Purchase Shares and the Forward Purchase Warrants were consummated concurrently with the Merger on the Closing Date.

At the effective time of the merger (the “Effective Time”):

(a)
each share of Legacy Nuvation Bio Class A common stock and each share of Legacy Nuvation Bio Series A preferred stock issued and outstanding immediately prior to the Effective Time was converted and exchanged for approximately 0.196 shares (the “Exchange Ratio”) of Nuvation Bio Class A common stock. The Nuvation Bio Class A common stock has one vote per share;
(b)
each share of Legacy Nuvation Bio Class B common stock issued and outstanding immediately prior to the Effective Time (all of which will be owned by the founder (“Founder”) of Legacy Nuvation Bio) was canceled and converted into and exchanged for approximately 0.196 shares of the Nuvation Bio Class B common stock. Immediately following the Effective Time, the Founder voluntarily converted all but 1,000,000 shares of his Nuvation Bio Class B common stock into an equal number of shares of Nuvation Bio Class A common stock: and;
(c)
each option to purchase Legacy Nuvation Bio Class A common stock (each, a “Company Option”) that was outstanding under Nuvation Bio’s 2019 Equity Incentive Plan immediately prior to the Effective Time, whether vested or unvested, was converted into an option to purchase a number of shares of Nuvation Bio Class A common stock equal to the product (rounded down to the nearest whole number) of (a) the number of shares of Legacy Nuvation Bio Class A common stock subject to such Company Option immediately prior to the Effective Time and (b) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (i) the exercise price per share of such Company Option immediately prior to the Effective Time divided by (ii) the Exchange Ratio.

The merger was accounted for as a reverse capitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, Panacea is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of Legacy Nuvation Bio with the Merger being treated as the equivalent of Legacy Nuvation Bio issuing stock for the net assets of Panacea, accompanied by a recapitalization. The net assets of Panacea are stated at fair value, with no goodwill or other intangible assets recorded. Operations prior to the merger are those of Legacy Nuvation Bio.

Summary of Net Proceeds

The following table summarizes the net proceeds from the Merger as of March 31, 2021 (in thousands):

Panacea cash at bank and cash held in a trust account	$144,642
Proceeds from PIPE investment and forward purchase agreement	501,550
Payment of underwriter fees and other offering costs	(23,718)
Payment to Panacea Class A common stockholders who exercised their right to redeem their shares	(32)
Net proceeds	622,442
Assumed assets and liabilities:
Prepaid expenses	312
Accrued expenses	(601)
Warrant liability	(15,268)
Panacea equity at Effective Time	$606,885

The underwriter fees and other offering costs in the table above include approximately $2.5 million in connection with the Merger that were paid in 2020.

Summary of Shares Issued

The following table summarized the number of shares of common stock outstanding immediately following the consummation of the Merger:

	Class A Common	Class B Common	Total
Panacea shares outstanding prior to the Merger	14,862,500	3,593,750	18,456,250
Less: redemption of Panacea shares prior to the Merger	(3,350)		(3,350)
Conversion of Panacea shares as a result of merger	3,593,750	(3,593,750)	—
Common stock of Panacea	18,452,900	—	18,452,900
Shares issued pursuant to the PIPE financing	47,655,000	—	47,655,000
Shares issued pursuant to the Forward Purchase	2,500,000	—	2,500,000
Issuance of shares upon the Merger	68,607,900	—	68,607,900
Conversion of Old Nuvation Redeemable Series A Convertible Preferred Stock	68,097,805	—	68,097,805
Conversion of Old Nuvation Class A common stock	23,299,337	—	23,299,337
Conversion of Old Nuvation Class B common stock	—	57,645,013	57,645,013
Conversion of Founder shares	56,645,013	(56,645,013)	—
Total shares of Nuvation Bio outstanding immediately following the Merger	216,650,055	1,000,000	217,650,055

4.   Fair Value Measurements and Marketable Securities Available-for-Sale

The Company provides disclosure of financial assets and financial liabilities that are carried at fair value based on the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements may be classified based on the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities using the following three levels:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 — Unobservable inputs that reflect the Company’s estimates of the assumptions that market participants would use in pricing the asset or liability. The Company develops these inputs based on the best information available, including its own data.

The following table presents information about the Company’s marketable securities as of March 31, 2021 and December 31, 2020 and the warrant liability as of March 31, 2021, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. There have not been any transfers between the levels during the periods.

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Marketable securities	$185,809	$—	$185,809	$—
Liabilities:
Warrants	$15,561	$—		$15,561

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Marketable securities	$185,997	$—	$185,997	$—

Marketable securities consist of U.S. government and government agency and corporate bond securities. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security. The following table provides the cost, aggregate fair value, and unrealized gains of marketable securities available-for-sale as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
Marketable securities:
U.S. government and government agency securities	$91,357	$91,852	$495
Corporate bonds	93,471	93,957	486
	$184,828	$185,809	$981

	December 31, 2020
	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
Marketable securities:
U.S. government and government agency securities	$97,495	$98,180	$685
Corporate bonds	86,945	87,817	872
	$184,440	$185,997	$1,557

Maturity information based on fair value is as follows as of March 31, 2021:

	Within one year	After one year through five years	Total
	(In thousands)
U.S. government and government agency securities	$30,895	$60,957	$91,852
Corporate bonds	23,118	70,839	93,957
	$54,013	$131,796	$185,809

Amortization and accretion of the original cost of the corporate bonds and U.S. government securities to their outstanding principal amounts is included in interest income on the consolidated statement of operations and comprehensive loss. Amortization, net of accretion, amounted to $0.6 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

5.  Stockholders’ Equity

The consolidated statement of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Merger and reverse capitalization as discussed in Note 3, Merger.

Redeemable Series A Convertible Preferred Stock

In connection with the Merger, all previously issued and outstanding Redeemable Series A Convertible Preferred Stock were exchanged for the Company’s Class A common stock pursuant to the Exchange Ratio established in the Merger Agreement.

Common Stock

As discussed in Note 3, Merger, the Company has retroactively adjusted the shares issued and outstanding prior to October 27, 2020 to give effect to the Exchange Ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted. As of March 31, 2021, there are 216,650,055 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

As of March 31, 2021, the Founder owns 100% of the outstanding Class B common stock.

Class A Common Stock Issuance and Cancelation

On March 26, 2021, the Company issued 368,408 fully paid shares of Class A Common Stock to a current common stockholder related to the final settlement of acquired in-process research and development pursuant to a prior asset acquisition agreement and concurrently acquired and retired without consideration the same number of shares of Class A Common Stock held by the Founder. The aggregate fair value for shares issued to current common stockholder is $3.8 million or $10.28 per share and classified as research and development on the Condensed Statements of Operations and Comprehensive Loss , which represents payment of the contingent consideration for acquired in-process research development. The price per share of $10.28 is based on the Company’s closing stock price on March 26, 2021.

Common Stock Restriction Agreement

As a result of the Merger, the shares subject to the “Stock Restriction Agreement” between the Company and the Founder was adjusted based on the Exchange Ratio. The number of shares, as adjusted, subject to repurchase per the terms of the Stock Restriction Agreement is reduced each month by 1,101,240 Class A common shares and no common shares will be subject to repurchase by June 2022. As of March 31, 2021, there are 15,153,602 shares of Class A Common Stock subject to the repurchase option.

Voting

Holders of Class A and Class B common stock are entitled to one vote per share on all matters, except that the holders of Class A common stock do not participate in the election of the directors who are elected exclusively by the holders of Class B common stock. Holders of Class A and Class B common stock vote together as a single class on all matters, except that (i) the holders of Class B common stock have the right, voting as a separate class, to elect and remove without cause three directors plus at least 50% of any directors in excess of seven, and (ii) the approval of the holders of a majority of Class B common stock, voting as a separate class, is required for approval by the stockholders of any acquisition (whether by merger, sale of shares or sale of assets) or liquidation. There are no cumulative voting rights.

Conversion

Each share of Class B common stock will automatically convert into one share of Class A common stock upon transfer to a non-authorized holder. In addition, the Class B common stock is subject to a “sunset” provision under which all outstanding shares of Class B common stock will automatically convert into an equal number of shares of Class A common stock if ownership of shares of Class A and Class B common stock held by our President and Chief executive Officer, David Hung, M.D., falls below an aggregate of 43,188,000 shares or if Dr. Hung dies, becomes disabled or ceases to be our Chief Executive Officer, unless he is terminated from such position by us without cause.

6.  Net Loss per Share

As a result of the Merger, the Company has retroactively restated the weighted average shares outstanding prior to the February 10, 2021 to give effect to the Exchange Ratio.

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of Class A and Class B common stock outstanding, but excluding shares of common stock subject to repurchase for the period. The number of common stock shares subject to repurchase was determined prospectively from the date of the Stock Restriction Agreement described in Note 5. Diluted loss per share reflects the potential dilution that could occur if the stock options to issue common stock were exercised. The Company had a net loss in all periods presented thus the dilutive net loss per common share is the same as the basic net loss per common share as the effect of any options or conversions is anti-dilutive.

The earnings per share amounts are the same for the different classes of common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or liquidation.

The following securities outstanding at March 31, 2021 and 2020 have been excluded from the calculation of weighted average shares outstanding:

	Three Months Ended March 31,
	2021	2020
Class A common shares subject to repurchase	15,153,602	—
Class B common shares subject to repurchase	—	27,276,482
Warrants	5,787,472	—
Class A common stock options	10,233,201	2,972,585

7.  Accumulated Other Comprehensive Income

The following table presents a rollforward of the changes in accumulated other comprehensive income for the three months ended March 31, 2021 and 2020, which is all attributable to unrealized gains on available-for-sale securities. All amounts are net of tax.

	2021	2020
Balance at beginning of period	$1,557	$421
Unrealized gain	(531)	834
Amount reclassified for gains included in realized gain on marketable securities	(45)	(15)
Balance at end of period	$981	$1,240

8.  Stock-Based Compensation

The 2021 Equity Incentive Plan

In March 2019, the Company adopted the 2019 Equity Incentive Plan or (“2019 Plan”), which provides for the grant of options, stock appreciation rights, restricted stock, and other stock awards. In January 2021, our board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by our stockholders in February 2021 and became effective immediately upon the Closing Date of the Merger. Any shares of common stock covered by awards granted under the 2019 Plan that terminated after February 2021 by expiration, forfeiture, or cancellation were added to the 2021 Plan reserve and shares available for future issuance under the 2019 Plan were canceled.

Awards. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of our affiliates.

Authorized Shares. Initially, the maximum number of shares of Class A common stock that may be issued under the 2021 Plan will be 50,684,047 shares of Class A common stock. In addition, the number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (1) 4.0% of the total number of shares of Class A common stock and Class B common stock outstanding or issuable upon conversion or exercise of outstanding instruments on December 31 of the preceding year, or (2) a lesser number of shares of Class A common stock determined by our board of directors prior to the date of the increase. The maximum number of shares of Class A common stock that may be issued on the exercise of ISOs under the 2021 Plan is three times the number of shares available for issuance upon the 2021 Plan becoming effective (or 152,052,141 shares

The Employee Stock Purchase Plan

In January 2021, our board of directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders in February 2021 and became effective immediately upon the Closing Date of the Merger.

Share Reserve. The maximum number of shares of Class A common stock that may be issued under the 2021 ESPP will be 4,750,354 shares of Class A common stock. Additionally, the number of shares of Class A common stock reserved for issuance under the 2021 ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 1.0% of the total number of shares of Class A common stock and Class B common stock outstanding or issuable upon conversion or exercise of outstanding instruments on December 31st of the preceding calendar year or such lesser number of shares of Class A common stock as determined by our board of directors. Shares subject to purchase rights granted under the 2021 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the 2021 ESPP.

The stock-based compensation expense included in the Company’s consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$944	$277
General and administrative	622	63
	$1,566	$340

The following table summarizes stock option activity under the 2019 Plan and the 2021 Plan for the three months ended March 31, 2021.

Shares
Outstanding at December 31, 2020	43,318,218
Conversion adjustment related to the Merger (see Note 3)	(34,827,515)
Granted	1,774,349
Expired	(31,851)
Outstanding at March 31, 2021	10,233,201
Exercisable at March 31, 2021	1,301,735

The weighted average exercise price of all outstanding options as of March 31, 2021, after the effect of the Merger was $5.00 per share.

9.  Warrants

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock. At March 31, 2021, there were an aggregate of 5,787,472 warrants outstanding.

The Company concluded that the Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 4). The change in fair value resulted in a loss of $0.3 million during the three months years ended March 31, 2021.

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The annualized volatility of the equity was based on a calibration to the publicly traded warrant price as of the valuation date. The risk-free interest rate was estimated using linear interpolation assuming a term consistent with the time until the warrants expire, and yield information was based on U.S. Treasury Constant Maturities. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At February 10, 2021 (Closing Date)	As of March 31, 2021
Stock price	$10.42	$10.45
Strike price	$11.50	$11.50
Term (in years)	5.0	4.9
Volatility	35.3%	35.5%
Risk-free rate	0.5%	0.9%
Dividend yield	0.0%	0.0%
Fair value of warrants	$2.64	$2.69

The Company determined the following fair values for the outstanding warrants (in thousands):

March 31, 2021
Public Warrants	$12,842
Private Placement Warrants	486
Forward Purchase Warrants	2,233
Total	$15,561

10.  Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 is 0% and primarily due to the valuation allowance recorded against the Company’s deferred tax assets.

As of March 31, 2021 and December 31, 2020, the Company had no liability recorded for unrecognized tax benefits.

11.  Commitments and Contingencies

Commitments

The Company leases its office space under non-cancellable operating lease agreements. This lease also requires the Company to pay real estate taxes and other operational expenses associated with the leased location and is included in rent expense. The effect of graduating rents, net of the rent credits, is being amortized over the life of the lease so as to result in equal monthly rent expense over the lease term. Deferred rent liability reported in the accompanying consolidated balance sheets represents the cumulative excess of straight-line rental costs over the actual rental payments.

The Company has a standby letter of credit with a bank in the amount of $0.5 million which serves as security for the New York space operating lease. The standby letter of credit automatically renews annually.

Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party, for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical financial information, this discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Item 1A. Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel therapeutic candidates. We were founded by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016. We leverage our team’s extensive expertise in medicinal chemistry and drug development to pursue targets validated by strong clinical or preclinical data in oncology and discover novel small molecules that improve the activity and overcome the liabilities of currently marketed drugs or best-in-development therapeutic candidates. In addition to our focus on development of small molecules for validated targets, we are also developing novel therapeutic candidates based on our Drug-Drug Conjugate platform. Utilizing this platform, we are able to conjugate tissue-selective targeted small molecules with anti-tumor agents to create unique therapeutic candidates. We began treating high-grade glioma patients in a Phase 1/2 clinical trial of our lead product candidate in December 2020 and expect to report top-line data from the Phase 1 portion of this trial in 2022. We plan to initiate multiple other Phase 1 trials through 2022 and submit up to an additional five investigational new drug (“IND”) applications over the next six years across our pipeline of therapeutic product candidates.

Merger and Public Company Costs

In October 2020, Legacy Nuvation Bio entered into an Agreement and Plan of Merger with Panacea and Merger Sub pursuant to which Merger Sub was merged with and into Legacy Nuvation Bio, with Legacy Nuvation Bio surviving the merger as a wholly-owned subsidiary of Panacea (the “Merger Agreement”). The transaction provided us with approximately $646 million of gross proceeds, including $476.6 million from a PIPE financing (the “PIPE Investment”). At a special meeting of Panacea stockholders held on February 9, 2021, the Merger was approved and adopted, and the merger and all other transactions contemplated by the Merger were approved. On February 10, 2021, the Merger was consummated pursuant to the Merger Agreement, Panacea changed its name to Nuvation Bio Inc. and our financial statements became those of Panacea. Following the Closing, Legacy Nuvation Bio was deemed the accounting predecessor and will be the successor registrant for SEC purposes, meaning that Legacy Nuvation Bio’s financial statements for previous periods will be disclosed in our future periodic reports filed with the SEC.

While the legal acquirer in the Merger is Panacea, for financial accounting and reporting purposes under U.S. GAAP, Legacy Nuvation Bio was the accounting acquirer and the Merger was accounted for as a “reverse recapitalization.” A reverse recapitalization (i.e., a capital transaction involving the issuance of stock by Panacea for Legacy Nuvation Bio’s stock) does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of Legacy Nuvation Bio in many respects. Accordingly, the consolidated assets, liabilities and results of operations of Legacy Nuvation Bio became the historical consolidated financial statements of the combined company, and Panacea’s assets, liabilities and results of operations were consolidated with those of Legacy Nuvation Bio beginning on the acquisition date. Operations prior to the Merger will be presented as those of Legacy Nuvation Bio in future reports. The net assets of Panacea were recognized at historical cost (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded.

Upon consummation of the Merger and the closing of the PIPE Investment, the most significant change in the post-combination company’s future reported financial position is an increase in cash and cash equivalents (as compared to Legacy Nuvation Bio’s condensed consolidated balance sheet at December 31, 2020) primarily due to $476.6 million in gross proceeds from the PIPE Investment.

As a consequence of the Merger, we became the successor to an SEC-registered and NYSE-listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Merger.

COVID-19 Business Update

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. To date our financial condition and operations have not been significantly impacted by the COVID-19 impact. However, we cannot, at this time, predict the specific extent, duration or full impact that the COVID-19 outbreak will have on our financial condition and operations, including our ongoing and planned preclinical activities and clinical trials. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, contract research organizations (“CROs”), third-party manufacturers, and other third parties with which we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel as many of our employees are working remotely. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with which we do business. The development of our product candidates could be disrupted and materially adversely affected in the future by the COVID-19 pandemic. Our planned clinical trials also could be delayed due to government orders or site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites or enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Any of these occurrences could delay our ability to conduct clinical trials or release clinical trial results and delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on which we rely, including CROs, as well as those of companies with which we do business, including our suppliers and contract manufacturing organizations, thereby disrupting our business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which we and the companies with which we do business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing site and office. These and other events resulting from the COVID-19 pandemic could disrupt, delay, or otherwise adversely impact our business. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic are contained in the section titled “Item 1A. Risk Factors.”

Financial Overview

Since our inception in 2018, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies, conducting our Phase 1/2 study of our lead product candidate, establishing and maintaining our intellectual property portfolio, developing our manufacturing network and managing the manufacture of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. We have not recorded revenue from product sales or collaboration activities, or any other source. We have funded our operations to date primarily from the issuance and sale of our common and preferred stock, including through the Merger and the PIPE Investment.

We have incurred net losses in each year since inception. As of March 31, 2021, we had an accumulated deficit of $96.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance product candidates through clinical trials;
•
pursue regulatory approval of product candidates;
•
operate as a public company;
•
continue our preclinical programs and clinical development efforts;
•
continue research activities for the discovery of new product candidates; and
•
manufacture supplies for our preclinical studies and clinical trials.

In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or other events. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

Components of Results of Operations

Research and Development Expenses

Research and development expenses include:

•
expenses incurred under agreements with third-party contract organizations, and consultants;
•
costs related to production of drug substance, including fees paid to contract manufacturers;
•
laboratory and vendor expenses related to the execution of preclinical trials; and
•
employee-related expenses, which include salaries, benefits and stock-based compensation.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks and estimates of services performed using information and data provided to us by our vendors and third-party service providers. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and as services are performed. We expense in-process research and development projects acquired as part of asset acquisitions that have no alternative future use.

To date, the majority of these expenses have been incurred to advance our lead product candidate, NUV-422.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, and as we begin to conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, facilities costs, depreciation and amortization expenses and professional services expenses, including legal, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance our product candidates and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, NYSE, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income (Expense), Net

Other income (expense) primarily consists of change in fair value of warrant liabilities, interest earned on our cash equivalents and investments, advisory expense related to our investments and realized gain on marketable securities.

Results of Operations

Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,		Increase /
	2021	2020	(Decrease)
	(In thousands)
Operating expenses:
Research and development	$15,879	7,295	$8,584
General and administrative	4,605	1,925	2,680
Total operating expenses	20,484	9,220	11,264
Loss from operations	(20,484)	(9,220)	(11,264)
Other income (expense), net	82	474	(392)
Net loss	$(20,402)	$(8,746)	$(11,656)

Research and Development Expenses

Research and development expenses increased by $8.6 million for the three months ended March 31, 2021 compared to 2020. The increase was primarily due to a $4.3 million increase in third-party costs related to research services and manufacturing to advance our current preclinical programs and Phase 1/2 clinical trial, $3.7 million related to issuance of common stock as consideration for the purchase of in-process research and development, as well as a $0.7 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $2.7 million for the three months ended March 31, 2021, compared to 2020. The increase was primarily due to a $1.2 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, a $0.7 million increase in insurance, a $0.5 million increase in taxes, a $0.4 million increase in professional fees, and a $0.1 million increase in other miscellaneous expenses, partially offset by a $0.2 million decrease in legal fees.

Other Income (Expense), Net

Other income (expense), net decreased by $0.4 million for the three months ended March 31, 2021 compared to 2020 primarily related to a $0.3 million increase in fair value of warrant liability. Interest income from investments decreased by $0.1 million in 2021 primarily because of lower treasury yield in 2021 compared to 2020.

Liquidity, Capital Resources and Plan of Operations

From inception through March 31, 2021, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock. As of March 31, 2021, we had $824.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of $96.4 million.

Our primary use of cash is to fund operating expenses, which consist of research and development expenses related to our lead product candidate, NUV-422, and preclinical programs, and to a lesser extent, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our current and future preclinical studies and clinical trials, and to complete the process of obtaining regulatory approval for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we may require substantial additional funding in the future.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash used in operating activities	$(14,730)	$(8,718)
Cash (used in) provided by investing activities	(1,085)	10,608
Cash provided by financing activities	624,964	—
Net increase in cash and cash equivalents	609,149	1,890

Operating Activities

In 2021, cash used in operating activities of $14.7 million was attributable to a net loss of $20.4 million, a net change of $0.6 million in our net operating assets and liabilities partially offset by non-cash charges of $6.3 million. The change in operating assets and liabilities was primarily due to a $3.9 million increase in prepaid expenses, $0.7 million decrease in accrued expenses offset by $3.9 million increase in accounts payable. The non-cash charges consisted primarily of issuance of common stock for in-process research and development expense of $3.8 million, stock-based compensation of $1.6 million, amortization of premium on marketable securities of $0.6 million and change in fair value of warrant liability of $0.3 million.

In 2020, cash used in operating activities of $8.7 million was attributable to a net loss of $8.7 million, a net change of $0.5 million in our net operating assets and liabilities partially offset by non-cash charges of $0.5 million. The change in operating assets and liabilities was primarily due to a $1.2 million increase in prepaid expenses offset by $0.1 million decrease in accrued expenses, $0.3 million decrease in interest receivable on marketable securities, $0.1 million in deferred rent and a $0.2 million increase in accounts payable. The non-cash charges consisted primarily of stock-based compensation of $0.3 million and amortization of premium on marketable securities of $0.2 million.

Investing Activities

In 2021, cash used for investing activities of $1.0 million was related to the purchase of marketable securities of $24.5 million, purchases of property and equipment of $0.1 million partially offset by $23.5 million of proceeds from the sale of marketable securities.

In 2020, cash provided by investing activities of $10.6 million was related to the purchase of marketable securities of $1.5 million, offset by $12.3 million of proceeds from the sale of marketable securities.

Financing Activities

In 2021, cash provided by financing activities of $625.0 million was related to net proceeds from the Merger.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Research and Development Expenses

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks and estimates of services performed using information and data provided to us by our vendors and third-party service providers. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and as services are performed. We expense in-process research and development projects acquired as part of asset acquisitions that have no alternative future use.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Stock-Based Compensation Expense

We estimate the fair value of our stock-based awards to employees and non-employees that are based on a service condition only using the Black-Scholes option-pricing model, which is impacted by our common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

We determine the fair value of stock-based awards that are based on both a service condition and achievement of the first to occur of a market or performance condition using a Monte Carlo simulation.

The fair value of a stock-based award is recognized over the period during which a recipient is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) on a straight-line basis. Stock-based compensation expense is recognized based on the fair value determined on the date of grant and is reduced for forfeitures as they occur.

Estimating the fair value of stock-based awards as of the grant date using valuation models, such as the Black-Scholes option pricing model, is affected by assumptions regarding a number of variables. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Expected Term—We have opted to use the “simplified method” for estimating the expected term of options whose vesting is based on service condition only, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

Expected Volatility—Due to our limited operating history and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded.

Risk-Free Interest Rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options at the time of the grant.

Expected Dividend—We have not issued any dividends in our history and do not expect to issue dividends over the life of the options and therefore have estimated the dividend yield to be zero.

We will continue to use judgment in evaluating the expected volatility, and interest rates utilized for our stock-based compensation expense calculations on a prospective basis.

Common Stock Valuations

All options to purchase shares of our common stock are intended to be exercisable at a price per share not less than the per-share fair value of our common stock underlying those options on the date of grant. Prior to the Merger, in the absence of a public trading market for our common stock, on each grant date, our board of directors made a reasonable determination of the fair value of our common stock based on the information known to us on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of the common stock, and timely valuations from an independent third-party valuation firm in accordance with guidance provided by the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The methodology to determine the fair value of our common stock included estimating the fair value of the enterprise using a market approach, which estimates the fair value of the company by including an estimation of the value of the business based on guideline public companies under a number of different scenarios. The assumptions used to determine the estimated fair value of our common stock are based on numerous objective and subjective factors, combined with management judgment, including:

•
external market conditions affecting the pharmaceutical and biotechnology industry and trends within the industry;
•
our stage of development;
•
the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;
•
the prices at which we sold shares of our convertible preferred stock;
•
our financial condition and operating results, including our levels of available capital resources;
•
the progress of our research and development efforts, our stage of development and business strategy;
•
risk inherent in the development of our product candidates;
•
equity market conditions affecting comparable public companies;
•
general U.S. market conditions; and
•
the lack of marketability of our common stock.

We engaged a third-party valuation firm to assist us in conducting a valuation of our common stock as of September 24, 2019. We utilized the option-pricing method (“OPM”) to backsolve to our June 2019 Series A preferred stock financing to derive the implied equity value for our common stock. Based on our early stage of development and other relevant factors, we determined that the OPM backsolve was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our common stock. We estimated a weighted-average time to an exit (liquidity) event of four years, which was our best estimate for a potential exit scenario for the investors. Volatility of 85.0% was assumed based on an analysis of guideline public companies’ historical equity volatility for the time to an exit. The risk-free rate assumption of 1.519% was based on the yield of similar duration U.S. Treasury bonds. A discount for lack of marketability of 40.0% was applied to the calculated common price per share to arrive at a common stock price per share of $0.34. Our board of directors considered this valuation, and the other factors set forth above, for stock-based awards granted from January 2020 through early September 2020 because there was no significant change to our business since the close of our Series A preferred stock financing.

We also engaged a third-party valuation firm to assist us in conducting a valuation of our common stock as of September 8, 2020. We utilized a hybrid of OPM and the probability-weighted expected return method (“PWERM”). We incorporated the PWERM because we received a letter of intent for our merger in early September 2020, indicating our value to be approximately $1.5 billion. This exit was modeled as one of two scenarios, the merger scenario, with the other scenario being that the merger does not go as planned and that we continue to operate until a later exit, the going concern scenario. Using PWERM for the merger scenario, we present-valued the $1.93 implied value per share of the merger back from the 0.44 year expected time to exit, resulting in the value per share of $1.75 as of the valuation date. Then, a 25% discount for lack of marketability was applied to get to the concluded $1.31 per share under this scenario. Under the going concern scenario, we utilized OPM to backsolve to our June 2019 Series A preferred stock financing to derive the implied equity value for our common stock. We estimated a weighted-average time to an exit (liquidity) event of four years, which was our best estimate for a potential exit scenario for the investors. Volatility of 85.0% was assumed based on an analysis of guideline public companies’ historical equity volatility for the time to an exit and the risk-free rate assumption of 1.519%. We applied a 30% adjustment to equity value to account for market and company-specific changes since the close of the financing. The results of the OPM and PWERM were probability weighted to arrive at the fair value of our common stock of $0.90. Our board of directors considered this valuation, and the other factors set forth above, for stock-based awards granted after the execution of the letter of intent for the merger in September 2020 through the execution of the Merger Agreement in October 2020.

After the Merger Agreement was executed on October 20, 2020, our board of directors made a determination that, prior to the consummation of the Merger, the fair market value of Legacy Nuvation Bio’s common stock would be equal to the estimated exchange ratio of one share of Legacy Nuvation Bio’s common stock for one share of Panacea’s Class A common stock under the Merger Agreement multiplied by the fair market value of the Panacea Class A common stock as of the date of the option grant. The exercise prices for stock options granted after the Merger Agreement was executed on October 20, 2020 through December 31, 2020 ranged from $1.99 to $2.03 utilizing the pre exchange ratio prior to the consummation of the Merger. After the closing of the Merger, our board of directors determine the fair value of each share of Class A common stock underlying stock-based awards based on the closing price of our Class A common stock as reported by NYSE on the date of grant.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Accounting pronouncements not yet adopted” in Note 2 to our consolidated financial statements for the three months ended March 31, 2021 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $824.7 million as of March 31, 2021, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Foreign Currency Risk

Our expenses are generally denominated in U.S. dollars. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

Except as described below, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with a restatement of Panacea’s 2020 financial statements, management re-evaluated the effectiveness of Panacea’s disclosure controls and procedures as of December 31, 2020. Management concluded that Panacea’s disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting with respect to the accounting for complex accounting instruments, solely as a result of our classification of the warrants as components of equity instead of as derivative liabilities. Nuvation Bio believes that the identified material weakness was remediated following the Merger. Prior to the Merger, Panacea was not under Nuvation Bio’s current internal control and review process, which includes (i) expanded review processes for complex securities and related accounting standards, (ii) the utilization of third-party professionals and consultations regarding complex accounting applications, and (iii) a larger accounting staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the section below. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described below as part of your evaluation of an investment in our securities:

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
•
If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drug could be compromised.
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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $33.6 million and $41.7 million in 2019 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $96.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2021, we had $824.7 million in cash and investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, including the net proceeds from the PIPE Investment, will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause the us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

As of December 31, 2020, we had federal and state net operating loss, (“NOL”), carryforwards of $14.6 million and $22.8 million, respectively. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

Separately, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. The completion of the Merger, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. We have not completed a Section 382 analysis, and therefore, there can be no assurances that our NOLs are not already limited.

We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited such as California legislation limiting the usability of NOLs for tax years beginning in 2020 and before 2023, which could accelerate or permanently increase state taxes owed. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, this could harm our future operating results by effectively increasing our future tax obligations.

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

If the FDA or similar foreign regulatory authorities do not approve or revoke the approval of these other drugs, or if safety, efficacy, manufacturing or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our product candidates.

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

Any inability to timely and successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to achieve regulatory and commercialization milestones. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring comparable drugs to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

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

Because we have limited financial and managerial resources, we focus on research programs that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications, even those that we have begun investigating and that may have shown promise, that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial therapies or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drug could be compromised.

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

Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen or rare side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval of the product candidate, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates.

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

We have never commercialized a product candidate. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies of our product candidates and enrolling patients in a Phase 1/2 clinical trial for our lead candidate, NUV-422. We currently have no sales force, marketing, manufacturing or distribution capabilities. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own sales, marketing and manufacturing capabilities or outsource these activities to a third party.

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

Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, (“cGMP”), regulations and GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates..

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There remain judicial, executive and congressional challenges to certain aspects of the Affordable Care Act. Since 2017, there have been executive orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. In addition, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, effective January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. In 2018, a U.S. District Court ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was effectively repealed by Congress as part of the Tax Act. Additionally, in 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court heard oral argument on the case on November 10, 2020 and is expected to render a decision during its 2020-2021 term. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2021. Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration’s used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020, the administration announced several executive orders to lower drug prices that attempt to implement several of the Administration’s proposals. Additionally, the FDA recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic, which may impact our business. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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
•
the U.S. federal Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009,  (“HITECH”), and its implementing regulations, and as amended again by the Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, commonly referred to as the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the Final HIPAA Omnibus Rule, i.e. health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates and covered subcontractors that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;

•
the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;
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

Our success depends in significant part on our ability and the ability of any licensors and collaborators to obtain, maintain, protect and enforce patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. As of March 31, 2021, we have only two issued patents.

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

The patent protection we obtain for our product candidates and technology may be challenged or not sufficient to provide us with any competitive advantage.

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

Moreover, some of our owned or in-licensed patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, who could market competing products and technology. In addition, we may need the cooperation of any such co-owners in order to enforce such patents against third parties, and such cooperation may not be provided to us.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to discover, develop and manufacture our product candidates, we must, at times, share certain of our trade secrets with them. We seek to protect our proprietary technology in part by entering into agreements containing confidentiality provisions, including if applicable, confidentiality agreements, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite these agreements with third parties, sharing trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could impair our competitive position and may harm our business.

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

We intend to rely on both registered and common law rights for our trademarks. We have applied to register certain of our trademarks with the USPTO and trademark authorities in certain other countries and may in the future seek to register additional trademarks in the U.S. or other countries. Our current and future trademark applications may not mature to registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In the U.S. and some foreign jurisdictions, our ability to obtain and maintain trademark registrations and acquire enforceable trademark rights depends on making use of our marks in commerce, meaning we must make a certain amount of progress, depending on the jurisdiction, in our clinical studies or in the commercialization of our products. If we fail to satisfy these requirements or any other requirements of applicable regulatory authorities, we may not have enforceable trademark rights or registrations in such jurisdictions. We have yet to obtain trademark registrations for the NUVATION or NUVATION BIO trademarks in the U.S., and we have yet to apply to register any brand name for any product candidate in the U.S. or any other jurisdiction.

In addition, the registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may be unable to develop any enforceable trademark rights in relevant countries, or to protect the rights that we do develop. We may be forced to stop using our trademarks or trade names, which we need for name recognition by potential partners and customers in our markets of interest, and spend time and money rebranding. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in enforcing our rights, we may not be able to use these trademarks to develop brand recognition of our company, technologies, products or services. In addition, there could be potential trade name or trademark infringement litigation brought against us by owners of other trademarks that incorporate variations of our registered or unregistered trademarks or trade names.

During the trademark registration process, we may receive office actions from the USPTO or from comparable agencies in foreign jurisdictions refusing to register our trademarks. Although we would be given an opportunity to respond to those refusals, we may be unable to overcome them. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may in the future be filed against our trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. In addition, third parties may file first for our trademarks or similar variations thereof in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third party rights, we may not be able to use these trademarks to market our products in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may be unable to compete effectively, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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

As of March 31, 2021, we had 38 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm and the delay, reduction, termination or restructuring of our operations.

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
•
proposed changes to healthcare laws in the U.S. or foreign jurisdictions, or speculation regarding such changes including changes in the structure of healthcare payment systems;
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

As of the consummation of the Merger, we had a total of approximately 217,650,055 shares of Class A common stock outstanding, consisting of approximately 216,650,055 shares of Class A common stock and 1,000,000 shares of Class B common stock. All shares issued in the merger are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates.

On October 20, 2020, Legacy Nuvation Bio entered into certain agreements restricting the transfer of our securities held by such contracting parties immediately following the closing date, including agreements with (i) the Sponsor and Dr. Hung (the “Sponsor and Founder Lock-Up Agreement”), (ii) purchasers under the forward purchase agreement (the “FPA Lock-Up Agreement”) and (iii) certain of Legacy Nuvation stockholders (the “Stockholder Lock-Up Agreements”). In the case of the Sponsor and Founder Lock-Up Agreement and the FPA Lock-Up Agreement, such restrictions begin at the closing date and end on the earlier of (i) the date that is 365 days after the closing date, (ii) the closing date of a merger, liquidation, stock exchange, reorganization or other similar transaction after the closing date that results in all of our public stockholders having the right to exchange their shares of common stock for cash securities or other property, or (iii) the day after the date on which the closing price of the our Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing date. In the case of the Stockholder Lock-Up Agreements, such restrictions begin at the closing date and end on the earlier of (i) the date that is 180 days after the closing date, (ii) the closing of a merger, liquidation, stock exchange, reorganization or other similar transaction after the closing date that results in all of our public stockholders having the right to exchange their shares of common stock for cash securities or other property, or (iii) the day after the date on which the closing price of our Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the closing of the merger.

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

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

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

As of March 31, 2021, we have options outstanding to purchase approximately 10,233,201 shares of Class A common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue an aggregate of up to 20.5% of the fully diluted shares of Class A common stock and Class B common stock, which amount will be subject to increase from time to time. We may also issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Our amended and restated certificate of incorporation contains provisions that may delay or prevent an acquisition of the company or change in our management in addition to the significant rights of Dr. Hung as the holder of 100% of the outstanding shares of our Class B common stock. These provisions may make it more difficult for stockholders to replace or remove members of our board of directors. Because the board of directors is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by our stockholders to replace or remove our current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock. Among other things, these provisions include:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent a third party from acquiring or merging with us, whether or not it is desired by, or beneficial to, our stockholders. This could also have the effect of discouraging others from making tender offers for our Class A common stock, including transactions that may be in our stockholders’ best interests. Finally, these provisions establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NYSE. Section 302 of the Sarbanes-Oxley Act requires, among other things, that public companies report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports and, beginning with our annual report for the year ending 2021, Section 404 of the Sarbanes-Oxley Act requires that we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that year. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. To date, we have not been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company or a smaller reporting company.

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

If securities or industry analysts cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

Equity research analysts may cease providing research coverage of our securities at any time, and such lack of research coverage may adversely affect the market price of our securities. In any event, we do not have any control over the analysts or the content and opinions included in their reports and the price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our securities’ prices or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)   Recent Sales of Unregistered Securities

On May 7, 2021, we issued 99,027 shares of our Class A common stock upon the exercise of options granted under the Nuvation Bio Inc. 2019 Equity Incentive Plan at an exercise price of $1.74 per share. This issuance was deemed to be exempt from registration under the Securities Act pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act.

(b)   Use of Proceeds

On July 6, 2020, we consummated our initial public offering of 14,375,000 units, consisting of shares of our Class A common stock and warrants to purchase shares of Class A common stock (the “Panacea IPO”), generating total gross proceeds of $143,750,000. For further information about the Panacea IPO, see Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2020. We have been using and will continue to use the net proceeds of the Panacea IPO primarily to fund our Phase 1/2 clinical trial of NUV-422 and our non-clinical development activities, to expand our research and development and other capabilities and for general corporate purposes.

(c) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2021	N/A	$ N/A	N/A	N/A
February 2021	N/A	$ N/A	N/A	N/A
March 2021	368,408	$ N/A	N/A	N/A
Total	368,408	$ N/A

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation previously filed with the SEC on February 12, 2021 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39351), which is incorporated herein by reference.

3.2

Amended and Restated Bylaws previously filed with the SEC on February 12, 2021 as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39351), which is incorporated herein by reference.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 13th day of May, 2021.

NUVATION BIO INC.

Date: May 17, 2021	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer

Date: May 17, 2021	/s/ Jennifer Fox
Jennifer Fox, Chief Financial Officer