Form 10-K/A
period 2020-12-31
Nuvation Bio Inc.
filed 2021-05-21
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

1

EXPLANATORY NOTE

On February 10, 2021, (the “Closing Date”), Nuvation Bio Inc., a Delaware corporation (“Legacy Nuvation Bio”), Panacea Acquisition Corp., a Delaware corporation, (“Panacea”) and Panacea Merger Subsidiary Corp, a Delaware corporation and a direct, wholly owned subsidiary of Panacea (“Merger Sub”) consummated the transactions contemplated by an Agreement and Plan of Merger among them dated October 20, 2020 (the “Merger Agreement”).

Pursuant to the terms of the Merger Agreement, a combination of Panacea and Legacy Nuvation Bio was effected through the merger of Merger Sub with and into Legacy Nuvation Bio, with Legacy Nuvation Bio surviving as a wholly owned subsidiary of Panacea (the “Merger”). On the Closing Date, Legacy Nuvation Bio changed its name to Nuvation Bio Operating Company Inc. and Panacea changed its name to Nuvation Bio Inc. (the “Company,” “Nuvation Bio,” “we” or “us”).

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”), on March 11, 2021 (the “Original Filing”), to restate Panacea’s financial statements as of and for the period ended December 31, 2020. This Form 10-K/A amends the Original Filing to reflect the correction of an error in Panacea’s unaudited interim financial statements as of and for the periods ended June 30, 2020 and September 30, 2020, and audited financial statements as of and for the period ended December 31, 2020. The correction involves only non-cash adjustments.

In this Amendment, unless the context otherwise requires, we use the term “Merger” to refer to the Merger collectively with the other transactions described in the Merger Agreement. In the portions of the Original Filing that are not amended hereby, these transactions are sometimes referred to collectively as the “Business Combination.”

The restatement results from the Panacea’s prior accounting for its outstanding warrants issued in connection with its initial public offering in July 2020 and forward purchase agreements (providing for the potential future issuance of securities, including additional warrants) entered into with certain anchor investors at that time (the “FPA”) as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” promulgated by the SEC on April 12, 2021 (the “SEC Staff Statement”), our management further evaluated the warrants under Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. Specifically, the exercise of the warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves more than 50% of the outstanding shares of our Class A common stock. Because such a tender offer may not result in a change in control and trigger cash settlement and we do not control the occurrence of such event, we concluded that the warrants do not meet the conditions to be classified in equity.

As a result of the SEC Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by SPAC, we re-evaluated Panacea’s accounting for its public warrants and private placement warrants issued in connection with its initial public offering (the “Warrants”) as well as for the FPA entered into with certain anchor investors (the “FPA”), and concluded that the Warrants and FPA should be treated as derivative liabilities pursuant to ASC 815-40 rather than as components of equity as Panacea had previously treated the Warrants and FPA.

As a result, we are restating in this Amendment Panacea’s financial statements for the following periods: (i) as of and for the quarterly period ended June 30, 2020, (ii) as of and for the quarterly period ended September 30, 2020, and (iii) as of and for the period ended December 31, 2020, in each case to reflect the change in accounting treatment (the “Restatement”).

Panacea’s accounting for the Warrants and FPA as components of equity rather than as derivative liabilities did not have any effect on our previously reported operating expenses, cash flows or cash.

We are not amending Panacea’s previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In connection with the Restatement, our management reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Staff Statement, our management determined that our disclosure controls and procedures as of December 31, 2020 were not effective due to a material weakness in internal control over financial reporting with respect to the accounting for complex accounting instruments, solely as a result of our classification of the warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Amendment.

The Restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. Unless the context otherwise requires, references to "warrants" in this Amendment refers to both Panacea's public warrants, Panacea's private placement warrants and Panacea's forward purchase warrants.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this report.

Unless otherwise indicated, references in this section to the terms “Panacea,” the “Company,” “we,” “our” and “us” refer to Panacea Acquisition Corp. prior to the Merger. The term “Legacy Nuvation Bio” refers to privately-held Nuvation Bio Inc. prior to its merger with Panacea Merger Subsidiary Corp., a wholly owned subsidiary of Panacea Acquisition Corp. The term “Panacea” refers to Panacea Acquisition Corp. prior to the Merger.

The financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of Panacea prior to the Merger because the Merger was consummated after the period covered by the financial statements included in this Annual Report on Form 10-K. Accordingly, the historical financial information included in this Annual Report on Form 10-K, unless otherwise indicated or as the context otherwise requires, is that of Panacea prior to the Merger.

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

On October 20, 2020, we entered into the Agreement and Plan of Merger with Panacea Merger Subsidiary Corp. and Legacy Nuvation Bio, pursuant to which Merger Sub merged with and into Legacy Nuvation Bio, with Legacy Nuvation Bio surviving the merger and as our wholly owned subsidiary. On February 10, 2021, upon consummation of the Merger, we changed our name to Nuvation Bio Inc. The discussion below relates to Panacea prior to the Merger and, except as otherwise specifically stated, does not reflect the Merger.

Results of Operations

We have neither engaged in any operations (other than searching for a business combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from April 24, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We did not generate any operating revenues until after the completion of the Merger. We generated non-operating income in the form of interest earned on investments held after the Initial Public Offering. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 24, 2020 (inception) through December 31, 2020, we had a net loss of $18,219,398, which consists of operating costs of $3,061,452, change in the fair value of the warrants of $8,018,459, change in the fair value of the FPA of $6,966,666 and transaction costs of $179,832 offset by interest income on investments held in the Trust Account of $7,011.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and FPA as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters and the sale of the Private Placement Units, a total of $143,750,000 was placed in the Trust Account. We incurred $3,210,231 in transaction costs, including $2,875,000 of underwriting fees and $335,231 of other offering costs.

For the period from April 24, 2020 (inception) through December 31, 2020, cash used in operating activities was $880,658. Net loss of $18,219,398 was reduced by interest earned on investments held in the Trust Account of $7,011, offset by the change in the fair value of the warrants of $8,018,459, change in the fair value of the FPA of $6,966,666, transaction costs of $179,832 and net changes in operating assets and liabilities of $2,180,974.

As of December 31, 2020, we had investments held in the Trust Account of $143,757,011. We used substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete the Merger. During the period ended December 31, 2020, we did not withdraw any interest income from the Trust Account. The remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We engaged the underwriters as an advisor in connection with a business combination to assist us in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a business combination, assist us in obtaining stockholder approval for the business combination and assist us with its press releases and public filings in connection with the business combination. We paid the underwriters a cash fee for such services upon the consummation of the Merger in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or $5,031,250, which included any proceeds from the full or partial exercise of the over-allotment option.

In addition, on June 30, 2020, we entered into a forward purchase agreement with funds affiliated with EcoR1 Capital, LLC that will provide for the purchase by such funds of an aggregate of 2,500,000 shares of Class A common stock and 833,333 redeemable warrants, for an aggregate purchase price of $25,000,000, or $10.00 per one share of Class A common stock and one-third of one redeemable warrant, in a private placement to close substantially concurrently with the closing of a business Combination. The obligations under the forward purchase agreement did not depend on whether any shares of Class A common stock were redeemed by the Public Stockholders. The shares of Class A common stock and redeemable warrants issued pursuant to the forward purchase agreement were identical to the shares of Class A common stock and redeemable warrants included in the units being sold in the Initial Public Offering, respectively, except that the holders thereof have certain registration rights. On the closing date of the Merger, the forward purchase securities were purchased in full.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging (“ASC 815”), under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the ASC Topic 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheet.

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

As previously reported on Form 8-K, as filed with the SEC on February 12, 2021, the audit committee of our board of directors approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2021 on February 10, 2021. KPMG served as the independent registered public accounting firm of Legacy Nuvation Bio prior to the Merger. Accordingly, WithumSmith+Brown, PC, Panacea’s independent registered public accounting firm prior to the Merger, was informed on February 12, 2021 that it would be replaced by KPMG as our independent registered public accounting firm following (i) completion of our audit of the year ended December 31, 2020, which consists only of the accounts of the pre-Merger special purpose acquisition company, Panacea, and (ii) the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 9A.	Controls and Procedures.

Restatement of Previously Issued Financial Statements

On May 17, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify certain warrants and forward purchase agreements as described in the Explanatory Note to this Amendment. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective. In connection with the above-described restatement, our management, with the participation of our Certifying Officers, re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting with respect to the accounting for complex accounting instruments, solely as a result of our classification of the warrants as components of equity instead of as derivative liabilities. We believe that the identified material weakness was remediated following the Merger, as the disclosure controls and procedures and internal control over financial reporting of Legacy Nuvation Bio (as the deemed accounting acquirer) became the disclosure controls and procedures and internal control over financial reporting of the combined company, and the financial reporting and accounting personnel of Legacy Nuvation Bio assumed such roles and responsibilities with the combined company.

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

Audit Fees. For the period from April 24, 2020 (inception) through December 31, 2020, fees incurred for our independent registered public accounting firm were approximately $121,000, for the services Withum performed in connection with our Initial Public Offering, review of quarterly Form 10-Q’s, audit related consents and the audit of our December 31, 2020 financial statements included in the Original Filing and the audit of our restated financial statements included in this Amendment.

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

(a) The following documents are filed as part of this Amendment:

1. Consolidated Financial Statements (as restated):

2. Consolidated Financial Statement Schedules

None.

3. Exhibits

We hereby file or incorporate by reference as part of this Amendment the exhibits listed in the attached Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated October 20, 2020	S-4/A	333-250036	2.1	January 8, 2021

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39351	3.1	February 12, 2021

3.2	Amended and Restated Bylaws	8-K	001-39351	3.2	February 12, 2021

4.1	Specimen Class A Common Stock Certificate	S-4/A	333-250036	4.4	January 8, 2021

4.2	Specimen Warrant Certificate	S-1/A	333-239138	4.4	June 23, 2020

4.3	Warrant Agreement, dated June 30, 2020, between Continental Stock Transfer & Trust Company and the Registrant	S-1/A	333-239138	4.4	June 23, 2020

4.4	Description of Securities	10-K	001-39351	4.4	October 21, 2020

10.1	Form of PIPE Subscription Agreements	8-K	001-39351	10.1	October 21, 2020

10.2	Forward Purchase Agreement, dated June 30, 2020, between Registrant, EcoR1 Panacea Holdings, LLC, EcoR1 Capital Fund, L.P., EcoR1 Capital Fund Qualified, L.P. and EcoR1 Venture Opportunity Fund, L.P.	8-K	000-39315	10.7	July 6, 2020

10.3#	2021 Equity Incentive Plan	8-K	001-39351	10.3	February 12, 2021

10.4#	Forms of Option Grant Notice and Option Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.4	February 12, 2021

10.5#	Forms of RSU Award Grant Notice and Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.5	February 12, 2021

10.6#	2021 Employee Stock Purchase Plan	8-K	001-39351	10.6	February 12, 2021

10.7#	2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.13	November 12, 2020

10.8#	Forms of Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.14	November 12, 2020

10.9#	Form of Indemnification Agreement	S-4/A	333-250036	10.8	January 8, 2021

10.10#	Offer Letter, dated October 6, 2020, by and between Registrant and Jennifer Fox	S-4/A	333-250036	10.11	December 18, 2020

10.11#	Change In Control and Severance Plan	S-4/A	333-250036	10.12	January 8, 2021

10.12	Amended and Restated Registration Rights Agreement, dated February 10, 2021, by and among the Registrant, the EcoR1 Panacea Holdings, LLC, Cowen Investments and certain other stockholders of the Registrant party thereto	8-K	001-39351	10.12	February 12, 2021

10.13	Letter Agreement, dated June 30, 2020, by and among the Registrant, EcoR1 Panacea Holdings, LLC, Cowen Investments, and the Registrant’s officers and directors	8-K	001-39351	10.1	July 6, 2020

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

10.14†	Collaboration Agreement by and among Legacy Nuvation Bio, RePharmation Limited and Sparcbio LLC, dated as of January 21, 2019	S-4/A	333-250036	10.10	December 18, 2020

10.15	Agreement of Lease by and between Zapco 1500 Investment, L.P. and Legacy Nuvation Bio, dated June 30, 2019	S-4/A	333-250036	10.17	December 18, 2020

10.16	Standard Industrial/Commercial Multi-Tenant Lease-Gross by and between 585 Howard Street Partners and the Legacy Nuvation Bio, dated June 7, 2019, as amended	S-4	333-250036	10.19	November 12, 2020

10.17†	Asset Acquisition Agreement by and between RePharmation Inc., GIRAFPHARMA LLC and David Hung, dated January 21, 2019	S-4/A	333-250036	10.19	December 18, 2020

10.18	Stock Restriction Agreement by and between the Legacy Nuvation Bio and David Hung, dated June 17, 2019	S-4	333-250036	10.21	November 12, 2020

10.19	Form of Lock-Up Agreement	8-K	001-39351	10.6	October 21, 2020

14.1	Code of Business Conduct and Ethics	8-K	001-39351	14.1	February 12, 2021

16.1	Letter from Withum	8-K	001-39351	16.1	February 12, 2021

21.1	List of Subsidiaries	8-K	001-39351	21.1	February 12, 2021

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Indicates a management contract or compensatory plan, contract or arrangement.
†	Portions of this exhibit, as marked by asterisks, have been omitted in accordance with Regulation S-K Item 601.
*	Filed herewith.

Item 16.	Form 10K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVATION BIO INC.

Date: May 21, 2021	By:	/s/ David Hung, M.D.
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

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 consolidated financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 21, 2021

PANACEA ACQUISITION CORP.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2020

(Restated)

ASSETS
Current assets
Cash	$908,111
Prepaid expenses	339,089

Total Current Assets	1,247,200
Investments held in trust account	143,757,011

Total Assets	$145,004,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,699,715
Accrued offering costs	99,000

Total Current Liabilities	2,798,715
Warrant liability	15,942,709
FPA liability	6,966,666

Total Liabilities	25,708,090

Commitments and contingencies
Class A common stock subject to possible redemption, 11,429,612 shares at $10.00 per share redemption value	114,296,115
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 3,432,888 shares issued and outstanding (excluding 11,429,612 shares subject to possible redemption)	343
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,593,750 shares issued and outstanding	359
Additional paid-in capital	23,218,702
Accumulated deficit	(18,219,398)

Total Stockholders’ Equity	5,000,006

Total Liabilities and Stockholders’ Equity	$145,004,211

The accompanying notes are an integral part of the consolidated financial statements.

PANACEA ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

General and administrative expenses	$3,061,452

Loss from operations	(3,061,452)
Other (expense) income:
Transaction costs	(179,832)
Change in fair value of warrants liability	(8,018,459)
Change in fair value of FPA liability	(6,966,666)
Interest earned on investments held in Trust Account	7,011

Total other (expense) income, net	(15,157,946)

Net loss	$(18,219,398)

Weighted average shares outstanding of Class A redeemable common stock	14,375,000

Basic and diluted income per share, Class A redeemable common stock	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,840,179

Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(4.75)

The accompanying notes are an integral part of the consolidated financial statements.

PANACEA ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 24, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	3,593,750	359	24,641	—	25,000
Sale of 14,375,000 Units, net of offering costs and allocation of public warrants fair value	14,375,000	1,438	—	—	132,919,580	—	132,921,018
Sale of 487,500 Private Placement Units, net of private placement warrants fair value allocation	487,500	49	—	—	4,569,451	—	4,569,500
Common stock subject to possible redemption	(12,141,530)	(1,215)	—	—	(121,414,079)	—	(121,415,294)
Change in value of common stock subject to redemption	711,918	71	—	—	7,119,109	—	7,119,180
Net loss	—	—	—	—	—	(18,219,398)	(18,219,398)

Balance – December 31, 2020	3,432,888	$343	3,593,750	$359	$23,218,702	$(18,219,398)	$5,000,006

The accompanying notes are an integral part of the consolidated financial statements.

PANACEA ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

Cash Flows from Operating Activities:
Net loss	$(18,219,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	8,018,459
Change in fair value of FPA liability	6,966,666
Transaction costs	179,832
Interest earned on investments held in Trust Account	(7,011)
Changes in operating assets and liabilities:
Prepaid expenses	(339,089)
Accounts payable and accrued expenses	2,519,883

Net cash used in operating activities	(880,658)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(143,750,000)

Net cash used in investing activities	(143,750,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	141,054,832
Proceeds from sale of Private Placement Units	4,875,000
Proceeds from promissory note – related party	80,000
Repayment of promissory note – related party	(80,000)
Payment of offering costs	(391,063)

Net cash provided by financing activities	145,538,769

Net Change in Cash	908,111
Cash – Beginning of period	—

Cash – End of period	$908,111

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$121,415,295

Change in value of Class A common stock subject to possible redemption	$(7,119,180)

Offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$25,000

Offering costs included in accrued offering costs	$99,000

The accompanying notes are an integral part of the consolidated financial statements.

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Panacea Acquisition Corp. (the “Company”) was incorporated in Delaware on April 24, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company is not limited to a particular industry or sector for purposes of consummating a business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Transaction costs amounted to $3,210,231, consisting of $2,875,000 of underwriting fees and $335,231 of other offering costs.

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

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. Specifically, the exercise of the Public Warrants and Private Placement Warrants (“Warrants”) (as defined in Note 4 and Note 5) and Forward Purchase Agreement (“FPA) (as defined in Note 7) may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. Because such a tender offer may not result in a change in control and trigger cash settlement and the Company does not control the occurrence of such event, the Company concluded that the Warrants and FPA do not meet the conditions to be classified in equity.

As a result of the above, the Company is reclassifying the Warrants and FPA as derivative liabilities in its previously issued consolidated financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants and FPA at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The following summarizes the effect of the restatement on each financial statement line item for each period presented herein and each prior interim period of the current fiscal year.

	As Previously		As
	Reported	Adjustments	Restated
Balance sheet as of December 31, 2020, (audited)
Warrant liability	$—	$15,942,709	$15,942,709
FPA liability		6,966,666	6,966,666
Class A common stock subject to possible redemption	137,205,490	(22,909,375)	114,296,115
Class A common stock	114	229	343
Class B common stock	359	—	359
Additional paid-in capital	8,053,974	15,164,728	23,218,702
Accumulated deficit	(3,054,441)	(15,164,957)	(18,219,398)
Stockholders’ equity	5,000,006	—	5,000,006
Period from April 24, 2020 (inception) to December 31, 2020 (audited)
General and administrative expenses	3,061,452	—	3,061,452
Transaction costs	—	179,832	179,832
Change in fair value of warrant liability	—	8,018,459	8,018,459
Change in fair value of FPA liability	—	6,966,666	6,966,666
Net loss	(3,054,441)	(15,164,957)	(18,219,398)
Basic and diluted net loss per share, Non-redeemable Class A and Class B	(0.80)	(3.95)	(4.75)

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Balance sheet as of September 30, 2020 (unaudited)
Warrant liability	$—	$11,659,376	$11,659,376
FPA liability	—	6,449,999	6,449,999
Class A common stock subject to possible redemption	139,524,670	(18,109,375)	121,415,295
Class A common stock	91	181	272
Class B common stock	359	—	359
Additional paid-in capital	5,734,817	10,184,943	15,919,760
Accumulated deficit	(735,266)	(10,185,124)	(10,920,390)
Stockholders’ equity	5,000,001	—	5,000,001

	Three Months Ended September 30, 2020			For the Period from April 24, 2020 Through September 30, 2020
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Change in fair value of warrant liability	$—	$3,735,125	3,735,125	$—	$3,735,125	3,735,125
Change in fair value of FPA liability	—	2,275,000	2,275,000	—	6,449,999	6,449,999
Net loss	(734,266)	(6,010,125)	(6,744,391)	(735,266)	(10,185,124)	(10,920,390)
Basic and diluted net loss per share, Non-redeemable Class A and Class B	(0.20)	(1.68)	(1.88)	(0.20)	(2.84)	(3.04)

	As Previously Reported	Adjustments	As Restated
Balance sheet as of June 30, 2020 (unaudited)
FPA liability	$—	$4,174,999	$4,174,999
Class A common stock	—	—	—
Class B common stock	359	—	359
Additional paid-in capital	24,641	—	24,641
Accumulated deficit	(1,000)	(4,174,999)	(4,175,999)
Stockholders’ equity	24,000	(4,174,999)	(4,150,999)

	For the Period from April 24, 2020 Through June 30, 2020
	As Previously Reported	Adjustments	As Restated
Initial fair value of FPA liability	—	4,174,999	4,174,999
Net loss	(1,000)	(4,174,999)	(4,175,999)
Basic and diluted net loss per share, Non-redeemable Class A and Class B	(0.00)	(1.34)	(1.34)

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

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

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $3,210,231 were charged to stockholders’ equity and $179,832 were charged to consolidated statement of operations upon the completion of the Initial Public Offering.

Derivative Liability

The Company accounts for the Warrants and FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants and FPA meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Warrants and FPA was estimated using a Monte Carlo simulation approach (see Note 11).

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

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From April 24, 2020 (inception) Through December 31, 2020 (As Restated)
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$7,011
Income and Franchise Tax	(7,011)

Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	14,375,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—
Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(18,219,398)
Redeemable Net Earnings	7,011

Non-Redeemable Net Loss	$(18,226,409)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	3,840,179
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(4.75)

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

Business Combination Marketing Agreement

The Company has engaged the underwriters as an advisor in connection with a business combination to assist the Company in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a business combination, assist the Company in obtaining stockholder approval for the business combination and assist the Company with its press releases and public filings in connection with the business combination. The Company will pay the underwriters a cash fee for such services upon the consummation of a business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of Initial Public Offering, or $5,031,250, including any proceeds from the full or partial exercise of the over-allotment option. At the closing of the Merger (see Note 12) this amount was paid.

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

On February 10, 2021, certain purchasers purchased 2,500,000 shares of Class A Common Stock and 833,333 forward purchase warrants in a private placement at a price of $10.00 per share for an aggregate purchase price of $25.0 million pursuant to the terms of the forward purchase. The sales of the PIPE Shares and the Forward Purchase Securities were consummated concurrently with the closing of the Merger.

Merger Agreement

On October 20, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and Nuvation Bio.

Pursuant to the transactions contemplated by the terms of the Merger Agreement (the “Closing”), and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Nuvation Bio, with Nuvation Bio surviving the merger and as a wholly owned subsidiary of the Company.

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

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Merger was consummated on February 10, 2021 as further described in Note 12.

NOTE 8. STOCKHOLDERS’ EQUITY

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

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there was 3,432,888 shares of Class A common stock issued and outstanding, excluding 11,429,612 shares of Class A common stock subject to possible redemption.

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

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 9. WARRANTS

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

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 10. INCOME TAX

The Company’s net deferred tax asset is summarized as follows as of December 31, 2020:

Deferred tax asset
Net operating loss carryforward	$26,444
Organizational costs/startup expenses	828,299

Total deferred tax assets	854,743
Valuation allowance	(854,743)

Deferred tax asset, net of allowance	$—

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The income tax provision consists of the following for the period April 24, 2020 (inception) through December 31, 2020:

Federal
Current	$—
Deferred	(641,433)
State
Current	$—
Deferred	(213,310)
Change in valuation allowance	854,743

Income tax provision	$—

As of December 31, 2020, the Company had $94,497 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from April 24, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $854,743.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	7.0%
Change in valuation of warrant liability	(12.6)%
Change in valuation of FPA liability	(10.7)%
Change in valuation allowance	(4.7)%

Income tax provision	0.00%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

At December 31, 2020, there were 4,791,667 Public Warrants and 162,500 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	December 31, 2020	Level 1		Level 2		Level 3
Assets
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$143,757,011		$143,757,011		$—	$—
Liabilities
Warrant Liability – Public Warrants	$15,333,334		$—		$—	$15,333,334
Warrant Liability – Private Placements Warrants	609,375		—		—	609,375

Total warrant liabilities	$15,942,709	$		$		$15,942,709

FPA liability	$6,966,666	$		$		$6,966,666

The Company utilizes a Monte Carlo simulation model to value the Warrants and FPA at each reporting period, with changes in fair value recognized in the consolidated statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The annualized volatility of the equity was based on a calibration to the publicly traded warrant price as of the valuation date. The risk-free interest rate was estimated using linear interpolation assuming a term consistent with the time until the warrants expire, and yield information was based on U.S. Treasury Constant Maturities. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2020.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At July 6, 2020	As of
	(Initial Measurement)	December 31, 2020
Stock price	$8.50	$11.60
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	40.0%	40.0%
Risk-free rate	0.46%	0.38%
Dividend yield	0.0%	0.0%
Fair value of warrants	$1.60	$3.22
Fair value of FPA liability	$1.25	$2.09

The following table presents the fair value of the Warrant liabilities and FPA liability at July 6, 2020 and December 31, 2020:

At July 6, 2020

	Securities	Value	Fair value
Private placement	162,500	$305,500	$1.88
Public	4,791,667	7,618,750	$1.59

Total warrants	4,954,167	$7,924,250	$1.60
FPA liability	3,333,333	$4,174,999	$1.25

PANACEA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

At December 31, 2020

	Securities	Value	Fair value
Private placement	162,500	$609,375	$3.75
Public	4,791,667	15,333,334	$3.20

Total warrants	4,954,167	$15,942,709	$3.22
FPA liability	3,333,333	$6,966,666	$2.09

The following table presents a summary of the changes in the fair value of the warrant liability, measured on a recurring basis.

	Public	Private Placement
Fair value as of April 24, 2020 (inception)	$—	$—
Fair value as of July 6, 2020 (issuance)	7,618,750	305,500
Change in fair value(1)	7,714,584	303,875

Fair value as of December 31, 2020	$15,333,334	$609,375

The following table presents a summary of the changes in the fair value of the FPA liability, measured on a recurring basis.

FPA Liability
Fair value as of April 24, 2020 (inception)	$—
Change in fair value(1)	6,966,666

Fair value as of December 31, 2020	$6,966,666

(1)	Represents the non-cash change in valuation and is included in change in fair value of warrants liability and FPA liability on the consolidated statement of operations.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 10, 2021 (the “Closing Date”), Nuvation Bio Inc. (“Legacy Nuvation Bio”), Panacea Acquisition Corp. (“Panacea”) and Panacea Merger Subsidiary Corp, a wholly owned subsidiary of Panacea (“Merger Sub”), consummated the transactions contemplated by the Agreement and Plan of Merger among them, dated October 20, 2020. Pursuant to the terms of the Merger Agreement, a combination of Panacea and Legacy Nuvation Bio was effected through the merger of Merger Sub with and into Legacy Nuvation Bio, with Legacy Nuvation Bio surviving as a wholly owned subsidiary of Panacea (the “Merger”). Unless the context otherwise requires, the term “Merger” refers to the Merger collectively with the other transactions described in the Merger Agreement. On the Closing Date, Legacy Nuvation Bio changed its name to Nuvation Bio Operating Company Inc. and Panacea changed its name from Panacea Acquisition Corp. to Nuvation Bio Inc. (the “Company”).

In connection with Special Meeting and the Merger, holders of 3,350 shares of Panacea Class A common stock, par value $.0001 per share (“Panacea Class A Common Stock”), or approximately 0.02% of the shares with redemption rights, exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of $33,502.

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

Additionally, on the Closing Date, certain purchasers purchased 2,500,000 shares of Class A Common Stock and 833,333 forward purchase warrants (the “Forward Purchase Securities”) in a private placement at a price of $10.00 per share for an aggregate purchase price of $25.0 million (the “Forward Purchase”) pursuant to the terms of the forward purchase agreement (the “Forward Purchase Agreement”) that Panacea entered into in connection with Panacea’s initial public offering. The sales of the PIPE Shares and the Forward Purchase Securities were consummated concurrently with the closing of the Merger (the “Closing”).

As of the Closing Date and following the completion of the Merger, the Company had the following outstanding securities:

•	216,650,055 shares of Class A Common Stock;

•	1,000,000 shares of Class B Common Stock;

•	5,787,500 warrants, each exercisable for one share of Class A Common Stock at a price of $11.50 per share; and

•	9,571,976 shares of Class A Common Stock issuable upon exercise of Exchanged Options with a weighted average exercise price of $4.41 per share.