Form 10-Q
period 2021-06-30
Nuvation Bio Inc.
filed 2021-08-12
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of July 30, 2021, the registrant had 217,759,082 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$449,533	$29,755
Prepaid expenses and other current assets	4,472	914
Marketable securities available-for-sale, at fair value	357,074	185,997
Interest receivable on marketable securities	1,997	1,092
Deferred financing costs	—	2,925
Total current assets	813,076	220,683
Property and equipment, net	766	688
Other assets:
Lease security deposit	421	421
Total assets	$814,263	$221,792
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,497	$2,171
Accrued expenses	5,593	4,380
Total current liabilities	10,090	6,551
Warrant liability	15,061	—
Deferred rent - non current	177	157
Total liabilities	25,328	6,708
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) and 1,174,094,678 (Class A 880,000,000, Class B 294,094,678) shares authorized as of June 30, 2021 and December 31, 2020, respectively, 217,759,082 (Class A 216,759,082, Class B 1,000,000) and 149,042,155 (Class A 91,397,142, Class B 57,645,013) shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	903,868	289,482
Accumulated deficit	(115,690)	(75,955)
Accumulated other comprehensive income	757	1,557
Total stockholders’ equity	788,935	215,084
Total liabilities and stockholders’ equity	$814,263	$221,792

See accompanying notes to the unaudited condensed financial statements.

NUVATION BIO INC. and Subsidiaries

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$14,034	$7,345	$29,913	$14,640
General and administrative	6,400	1,672	11,005	3,597
Total operating expenses	20,434	9,017	40,918	18,237
Loss from operations	(20,434)	(9,017)	(40,918)	(18,237)
Other income (expense):
Interest income	776	522	1,214	1,041
Investment advisory fees	(176)	(56)	(284)	(116)
Change in fair value of warrant liability	500	—	207	—
Realized gain (loss) on marketable securities	1	(48)	46	(33)
Total other (expense) income	1,101	418	1,183	892
Loss before income taxes	(19,333)	(8,599)	(39,735)	(17,345)
Provision for income taxes	—	—	—	—
Net loss	$(19,333)	$(8,599)	$(39,735)	$(17,345)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.10)	$(0.21)	$(0.20)
Weighted average common shares outstanding, basic and diluted	204,017	88,745	186,933	87,230
Comprehensive loss:
Net loss	$(19,333)	$(8,599)	$(39,735)	$(17,345)
Other comprehensive income, net of taxes:
Change in unrealized (loss) gain on available-for-sale securities	(224)	931	(800)	1,750
Comprehensive loss	$(19,557)	$(7,668)	$(40,535)	$(15,595)

See accompanying notes to the unaudited condensed financial statements.

NUVATION BIO INC. and Subsidiaries

Condensed Statements of Stockholders' Equity

(Unaudited, In thousands, except share data)

For the Three and Six Months Ended June 30, 2021 and 2020

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income	Deficit

Balance, December 31, 2020	347,423,117	$267,521	118,869,102	294,094,678	$21,961	$(75,955)	$1,557	$(52,437)
Retroactive application of the recapitalization due to the Merger (See Note 3)
Preferred stock	(347,423,117)	(267,521)	68,097,805		267,521	—	—	267,521
Common stock	—	—	(95,569,765)	(236,449,665)	—	—	—	—
Balance, December 31, 2020 after effect of the Merger	—	$—	91,397,142	57,645,013	$289,482	$(75,955)	$1,557	$215,084
Issuance and exchange of common stock, net of issuance cost upon the Merger (see Note 3)	—	—	125,252,913	(56,645,013)	606,885	—	—	606,885
Issuance of common stock	—	—	368,408	—	3,787	—	—	3,787
Treasury stock, acquired and retired, at cost	—	—	(368,408)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,566	—	—	1,566
Net loss	—	—	—	—	—	(20,402)	—	(20,402)
Other comprehensive loss	—	—	—	—	—	—	(576)	(576)
Balance, March 31, 2021	—	$—	216,650,055	1,000,000	$901,720	$(96,357)	$981	$806,344
Issuance costs related to prior issuance and exchange of common stock upon the Merger (see Note 3)	—	—	—	—	(195)	—	—	(195)
Exercise of stock options	—	—	109,027	—	190	—	—	190
Stock-based compensation	—	—	—	—	2,153	—	—	2,153
Net loss	—	—	—	—	—	(19,333)	—	(19,333)
Other comprehensive loss	—	—	—	—	—	—	(224)	(224)
Balance, June 30, 2021	—	$—	216,759,082	1,000,000	$903,868	$(115,690)	$757	$788,935

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income	Deficit

Balance, December 31, 2019	184,501,999	$141,864	400,000,000	—	$9,759	$(34,296)	$421	$(24,116)
Retroactive application of the recapitalization due to the Merger (See Note 3)
Preferred stock	(184,501,999)	(141,864)	36,163,932	—	141,864	—	—	141,864
Common stock	—	—	(321,596,660)	—	—	—	—	—
Balance, December 31, 2019 after effect of the Merger	—	$—	114,567,272	—	$151,623	$(34,296)	$421	$117,748
Stock-based compensation	—	—	—	—	340	—	—	340
Net loss	—	—	—	—	—	(8,746)	—	(8,746)
Other comprehensive income	—	—	—	—	—	—	819	819
Balance, March 31, 2020	—	$—	114,567,272	—	$151,963	$(43,042)	$1,240	$110,161
Stock-based compensation	—	—	—	—	389	—	—	389
Net loss	—	—	—	—	—	(8,599)	—	(8,599)
Other comprehensive income	—	—	—	—	—	—	931	931
Balance, June 30, 2020	—	$—	114,567,272	—	$152,352	$(51,641)	$2,171	$102,882

See accompanying notes to the unaudited condensed financial statements.

NUVATION BIO INC. and Subsidiaries

Condensed Statements of Cash Flows

(Unaudited, In thousands)

For the Six Months Ended June 30,	2021	2020
Cash flows from operating activities:
Net loss	$(39,735)	$(17,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for in-process research and development expense	3,787	—
Stock-based compensation	3,719	729
Depreciation and amortization	71	50
Change in fair value of warrant liability	(207)	—
Amortization of premium on marketable securities	1,734	294
Realized (gain) loss on marketable securities	(46)	33
Change in operating assets and liabilities (net of assets and liabilities acquired in the Merger)
Prepaid expenses and other current assets	(3,246)	(292)
Interest receivable on marketable securities	(905)	128
Accounts payable	2,398	(533)
Accrued expenses	850	1,277
Deferred rent	20	105
Net cash used in operating activities	(31,560)	(15,554)
Cash flow from investing activities:
Purchases of marketable securities	(231,673)	(6,137)
Proceeds from sale of marketable securities	58,108	27,702
Purchase of investment held to maturity	—	(34)
Purchases of property and equipment	(118)	(103)
Net cash (used in) provided by investing activities	(173,683)	21,428
Cash flow from financing activities:
Proceeds from the Merger, net of offering costs paid (see Note 3)	624,831	—
Proceeds from exercises of options	190	—
Net cash provided by financing activities	625,021	—
Net increase in cash and cash equivalents	419,778	5,874
Cash and cash equivalents, beginning of the period	29,755	3,469
Cash and cash equivalents, end of the period	$449,533	$9,343

Non-cash investing activity:
Purchase of property and equipment included in accounts payable	$31	$—
Non-cash financing activity:
Issuance of common stock for in-process research and development	$3,787	$—
Issuance costs from Business Merger in accounts payable and accrued expenses	$62	$—

See accompanying notes to the unaudited condensed financial statements.

NUVATION BIO INC. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Nature of Operations

Nuvation Bio Inc. and subsidiaries (“Nuvation Bio”), a Delaware corporation, is a biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel therapeutic candidates. Nuvation Bio was incorporated on March 20, 2018 (inception date) and has offices in New York and San Francisco.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for three and six months ended June 30, 2021 and 2020, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020 and the cash flows for the six months ended June 30, 2021 and 2020.  The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Liquidity

As of June 30, 2021, the Company has an accumulated deficit of approximately $115.7 million and net cash used in operating activities was approximately $31.6 million for the six months ended June 30, 2021. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of June 30, 2021, the Company had cash, cash equivalents, and marketable securities of $806.6 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

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

Emerging Growth Company

Until December 31, 2021, the Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933 (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

For securities in an unrealized loss positions, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If management determines there is any other than temporary impairment, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment assessment may be performed on the recoverability or the carrying amounts. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

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

The Company evaluated Public Warrants, Private Placement Warrants and Forward Purchase Warrants (the “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value of the Warrants is dependent, in part, on the holder of the Warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our common stock, the Warrants fail the indexation guidance in ASC 815-40, which would preclude classification in stockholders’ equity. Additionally, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves more than 50% of the outstanding shares of the Company’s common stock. Because not all of the Company’s stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the balance sheet at fair value upon the closing of the Merger, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The fair value of the warrants was estimated using a Monte Carlo simulation approach (see Note 4).

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

Research and Development Costs

Costs incurred in connection with research and development activities are expensed as incurred. These costs include fees paid to consultants, vendors and various entities that perform certain research and testing on behalf of the Company.

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

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. Returns for tax years beginning with those filed for the period ended December 31, 2018 are open to federal and state tax examination.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. Subsequently, the FASB issued ASU 2019-10 and then ASU 2020-05, both of which adjusted the effective date of ASU 2016-02 for non-public entities. The accounting standard is effective for emerging growth companies taking the exemption as a non-public entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. A modified retrospective transition approach is required at the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on the Company’s consolidated financial statements.

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

In connection with the Merger Agreement, holders of 3,350 shares of Panacea Class A common stock, exercised their right to redeem their shares for cash at a redemption price of approximately $10.00 per share, for an aggregate redemption amount of approximately $0.03 million.

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

Summary of Net Proceeds

The following table summarizes the net proceeds from the Merger (in thousands):

Panacea cash at bank and cash held in a trust account	$144,642
Proceeds from PIPE investment and forward purchase agreement	501,550
Payment of underwriter fees and other offering costs	(23,913)
Payment to Panacea Class A common stockholders who exercised their right to redeem their shares	(32)
Net proceeds	622,247
Assumed assets and liabilities:
Prepaid expenses	312
Accrued expenses	(601)
Warrant liability	(15,268)
Panacea equity at Effective Time	$606,690

The underwriter fees and other offering costs in the table above include approximately $2.5 million in connection with the Merger that were paid in 2020 as well as $0.1 million of accrued expenses as of June 30, 2021.

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

The following table presents information about the Company’s marketable securities as of June 30, 2021 and December 31, 2020 and the Warrant liability as of June 30, 2021, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. There have not been any transfers between the levels during the periods.

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Marketable securities	$357,074	$11,260	$345,814	$—
Liabilities:
Warrants	$15,061	$—		$15,061

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Marketable securities	$185,997	$—	$185,997	$—

Marketable securities consist of U.S. government and government agency, corporate bond and municipal securities and an exchange traded fund that primarily owns fixed income securities. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security. The following table provides the cost, aggregate fair value, and unrealized gains (losses) of marketable securities available-for-sale as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)
Marketable securities:
U.S. government and government agency securities	$154,900	$155,187	$287
Corporate bonds	180,339	180,759	420
Municipal bonds	9,872	9,868	(4)
Exchange traded fund	11,206	11,260	54
	$356,317	$357,074	$757

	December 31, 2020
	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
Marketable securities:
U.S. government and government agency securities	$97,495	$98,180	$685
Corporate bonds	86,945	87,817	872
	$184,440	$185,997	$1,557

Maturity information based on fair value of the debt securities is as follows as of June 30, 2021:

	Within one year	After one year through five years	Total
	(In thousands)
U.S. government and government agency securities	$51,781	$103,406	$155,187
Corporate bonds	49,670	131,089	180,759
Municipal bonds	1,499	8,369	9,868
	$102,950	$242,864	$345,814

Amortization and accretion of the original cost of the corporate bonds and U.S. government securities to their outstanding principal amounts is included in interest income on the consolidated statement of operations and comprehensive loss. Amortization, net of accretion, amounted to $1.7 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

Common Stock

As discussed in Note 3, Merger, the Company has retroactively adjusted the shares issued and outstanding prior to October 27, 2020 to give effect to the Exchange Ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted. As of June 30, 2021, there are 216,759,082 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

As of June 30, 2021, the Founder owns 100% of the outstanding Class B common stock.

Class A Common Stock Issuance and Cancelation

On March 26, 2021, the Company issued 368,408 fully paid shares of Class A Common Stock to a current common stockholder related to the final settlement of acquired in-process research and development pursuant to a prior asset acquisition agreement and concurrently acquired and retired without consideration the same number of shares of Class A Common Stock held by the Founder. The aggregate fair value for shares issued to current common stockholder is $3.8 million or $10.28 per share and classified as research and development on the Condensed Statements of Operations and Comprehensive Loss, which represents payment of the contingent consideration for acquired in-process research development. The price per share of $10.28 is based on the Company’s closing stock price on March 26, 2021.

Common Stock Restriction Agreement

As a result of the Merger, the shares subject to the “Stock Restriction Agreement” between the Company and the Founder was adjusted based on the Exchange Ratio. The number of shares, as adjusted, subject to repurchase per the terms of the Stock Restriction Agreement is reduced each month by 1,101,240 Class A common shares and no common shares will be subject to repurchase by June 2022. As of June 30, 2021, there are 12,122,879 shares of Class A Common Stock subject to the repurchase option.

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

6.  Net Loss per Share

As a result of the Merger, the Company has retroactively restated the weighted average shares outstanding prior to February 10, 2021 to give effect to the Exchange Ratio.

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

The following securities outstanding at June 30, 2021 and 2020 have been excluded from the calculation of weighted average shares outstanding:

	As of June 30,
	2021	2020
Class A common shares subject to repurchase	12,122,879	24,245,759
Warrants	5,787,472	—
Class A common stock options	10,998,065	2,972,585

7.  Accumulated Other Comprehensive Income

The following table presents a rollforward of the changes in accumulated other comprehensive income for the six months ended June 30, 2021 and 2020, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2021	2020
Balance at beginning of period	$1,557	$421
Unrealized (loss) gain	(754)	1,717
Amount reclassified for (losses) gains included in realized (loss) gain on marketable securities	(46)	33
Balance at end of period	$757	$2,171

8.  Stock-Based Compensation

The 2021 Equity Incentive Plan

In March 2019, the Company adopted the 2019 Equity Incentive Plan or (“2019 Plan”), which provided for the grant of options, stock appreciation rights, restricted stock, and other stock awards. In January 2021, our board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by our stockholders in February 2021 and became effective immediately upon the Closing Date of the Merger. Shares available for future issuance under the 2019 Plan were canceled.

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

Authorized Shares. The maximum number of shares of Class A common stock that may be issued under the 2021 Plan was initially set at 50,684,047 shares of Class A common stock. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (1) 4.0% of the total number of shares of Class A common stock and Class B common stock outstanding or issuable upon conversion or exercise of outstanding instruments on December 31 of the preceding year, or (2) a lesser number of shares of Class A common stock determined by our board of directors prior to the date of the increase. The maximum number of shares of Class A common stock that may be issued on the exercise of ISOs under the 2021 Plan is three times the number of shares available for issuance upon the 2021 Plan becoming effective or 152,052,141 shares.

The Employee Stock Purchase Plan

In January 2021, our board of directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders in February 2021 and became effective immediately upon the Closing Date of the Merger.

Share Reserve. The maximum number of shares of Class A common stock that may be issued under the 2021 ESPP was initially set at 4,750,354 shares of Class A common stock. The number of shares of Class A common stock reserved for issuance under the 2021 ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 1.0% of the total number of shares of Class A common stock and Class B common stock outstanding or issuable upon conversion or exercise of outstanding instruments on December 31st of the preceding calendar year or such lesser number of shares of Class A common stock as determined by our board of directors. Shares subject to purchase rights granted under the 2021 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the 2021 ESPP.

The stock-based compensation expense included in the Company’s consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,138	$331	$2,082	$608
General and administrative	1,015	58	1,637	121
	$2,153	$389	$3,719	$729

The following table summarizes stock option activity under the 2019 Plan and the 2021 Plan for the six months ended June 30, 2021.

Shares
Outstanding at December 31, 2020	43,318,218
Conversion adjustment related to the Merger (see Note 3)	(34,827,515)
Granted	3,471,033
Exercised	(109,027)
Forfeited or canceled	(854,644)
Outstanding at June 30, 2021	10,998,065
Exercisable at June 30, 2021	1,439,209

The weighted average exercise price of all outstanding options as of June 30, 2021, after the effect of the Merger was $5.99 per share.

9.  Warrants

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock. At June 30, 2021, there were an aggregate of 5,787,472 warrants outstanding.

The Company concluded that the Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The Warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 4). The change in fair value resulted in a gain of $0.5 million and $0.2 million during the three and six months ended June 30, 2021, respectively.

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

The aforementioned Warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At February 10, 2021 (Closing Date)	June 30, 2021
Stock price	$10.42	$9.31
Strike price	$11.50	$11.50
Term (in years)	5.0	4.6
Volatility	35.3%	46.3%
Risk-free rate	0.5%	0.8%
Dividend yield	0.0%	0.0%
Fair value of Warrants	$2.64	$2.60

The Company determined the following fair values for the outstanding Warrants (in thousands):

June 30, 2021
Public Warrants	$12,410
Private Placement Warrants	493
Forward Purchase Warrants	2,158
Total	$15,061

10.  Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2021 and 2020 is 0% and primarily due to the valuation allowance recorded against the Company’s deferred tax assets.

As of June 30, 2021 and December 31, 2020, the Company had no liability recorded for unrecognized tax benefits.

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

Contingencies

From time to time, the Company may be involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party, for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

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

Overview

We are a clinical-stage biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel therapeutic candidates. We were founded by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016. We leverage our team’s extensive expertise in medicinal chemistry and drug development to pursue targets validated by strong clinical or preclinical data in oncology and discover novel small molecules that improve the activity and overcome the liabilities of currently marketed drugs or best-in-development therapeutic candidates. In addition to our focus on development of small molecules for validated targets, we are also developing novel therapeutic candidates based on our Drug-Drug Conjugate platform. Utilizing this platform, we are able to conjugate tissue-selective targeted small molecules with anti-tumor agents to create unique therapeutic candidates. We began treating high-grade glioma patients in a Phase 1/2 clinical trial of NUV-422, our lead product candidate, in December 2020. In April 2021, we finalized and submitted to the United States Food and Drug Administration (“FDA”) a protocol amendment to this trial to also include recurrent glioblastoma, HR+HER2- metastatic breast cancer (with and without brain metastases), and metastatic castration-resistant prostate cancer. We expect to report top-line data from the Phase 1 portion of this trial in 2022. We plan to initiate multiple other Phase 1 trials through 2022 and submit up to an additional five investigational new drug (“IND”) applications over the next six years across our pipeline of therapeutic product candidates.

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

Financial Overview

Since our inception in 2018, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies, conducting our Phase 1/2 study of our lead product candidate NUV-422, establishing and maintaining our intellectual property portfolio, developing our manufacturing network and managing the manufacture of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. We have not recorded revenue from product sales or collaboration activities, or any other source. We have funded our operations to date primarily from the issuance and sale of our common and preferred stock, including through the Merger and the PIPE Investment.

We have incurred net losses in each year since inception. As of June 30, 2021, we had an accumulated deficit of $115.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Other Income (Expense), Net

Other income (expense) consists of change in fair value of Warrant liabilities, interest earned on our cash equivalents and investments, advisory expense related to our investments and realized gains and losses on marketable securities.

Results of Operations

Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Increase /	Six Months Ended June 30,		Increase /
	2021	2020	(Decrease)	2021	2020	(Decrease)
(In thousands)
Operating expenses:
Research and development	$14,034	7,345	$6,689	$29,913	14,640	$15,273
General and administrative	6,400	1,672	4,728	11,005	3,597	7,408
Total operating expenses	20,434	9,017	11,417	40,918	18,237	22,681
Loss from operations	(20,434)	(9,017)	(11,417)	(40,918)	(18,237)	(22,681)
Other income (expense), net	1,101	418	683	1,183	892	291
Net loss	$(19,333)	$(8,599)	$(10,734)	$(39,735)	$(17,345)	$(22,390)

Research and Development Expenses

Research and development expenses increased by $6.7 million for the three months ended June 30, 2021 compared to 2020. The increase was primarily due to a $4.7 million increase in third-party costs related to research services and manufacturing to advance our current preclinical programs and Phase 1/2 clinical trial, as well as a $2.0 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation.

Research and development expenses increased by $15.3 million for the six months ended June 30, 2021 compared to 2020. The increase was primarily due to a $8.8 million increase in third-party costs related to research services and manufacturing to advance our current preclinical programs and Phase 1/2 clinical trial, $3.8 million related to issuance of common stock as consideration for the purchase of in-process research and development, as well as a $2.6 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $4.7 million for the three months ended June 30, 2021, compared to 2020. The increase was primarily due to a $2.2 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, a $1.1 million increase in insurance, a $0.8 million increase in professional fees, a $0.3 million increase in other miscellaneous expenses and a $0.3 million increase in legal fees.

General and administrative expenses increased by $7.4 million for the six months ended June 30, 2021, compared to 2020. The increase was primarily due to a $3.4 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, a $1.7 million increase in insurance, a $0.6 million increase in taxes, a $1.1 million increase in professional fees, a $0.5 million increase in other miscellaneous expenses and a $0.1 million increase in legal fees.

Other Income (Expense), Net

Other income (expense), net increased by $0.7 million for the three months ended June 30, 2021 compared to 2020 primarily related to a $0.5 million decrease in fair value of Warrant liability, increase of $0.3 million in interest income from investments in 2021 primarily because of higher cash balance compared to 2020 offset by increase of $0.1 million in investment fees.

Other income (expense), net increased by $0.3 million for the six months ended June 30, 2021 compared to 2020 primarily related to a $0.2 million decrease in fair value of Warrant liability, increase of $0.2 million in interest income from investments in 2021 primarily because of higher cash balance compared to 2020, increase of $0.1 in realized gain on marketable securities offset by increase of $0.2 million in investment fees.

Liquidity, Capital Resources and Plan of Operations

From inception through June 30, 2021, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock, including through the Merger and the PIPE Investment. As of June 30, 2021, we had $806.6 million in cash, cash equivalents and marketable securities and an accumulated deficit of $115.7 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash used in operating activities	$(31,560)	$(15,554)
Cash (used in) provided by investing activities	(173,683)	21,428
Cash provided by financing activities	625,021	—
Net increase in cash and cash equivalents	$419,778	$5,874

Operating Activities

In 2021, cash used in operating activities of $31.6 million was attributable to a net loss of $39.7 million, a net change of $0.9 million in our net operating assets and liabilities partially offset by non-cash charges of $9.0 million. The change in operating assets and liabilities was primarily due to a $3.3 million increase in prepaid expenses, $0.9 million increase in interest receivable on marketable securities offset by $2.4 million increase in accounts payable and $0.9 million increase in accrued expenses. The non-cash charges consisted primarily of issuance of common stock for in-process research and development expense of $3.8 million, stock-based compensation of $3.7 million, amortization of premium on marketable securities of $1.7 million offset by a change in fair value of Warrant liability of $0.2 million.

In 2020, cash used in operating activities of $15.6 million was attributable to a net loss of $17.3 million partially offset by a net change of $0.7 million in our net operating assets and liabilities and non-cash charges of $1.1 million. The change in operating assets and liabilities was primarily due to a $1.3 million increase in accrued expense, $0.1 million increase in deferred rent and $0.1 million decrease in interest receivable on marketable securities offset by $0.5 million decrease in accounts payable and $0.3 million increase in prepaid expenses. The non-cash charges consisted primarily of stock-based compensation of $0.7 million and amortization of premium on marketable securities of $0.3 million.

Investing Activities

In 2021, cash used for investing activities of $173.7 million was related to the purchase of marketable securities of $231.7 million, purchases of property and equipment of $0.1 million partially offset by $58.1 million of proceeds from the sale of marketable securities.

In 2020, cash provided by investing activities of $21.4 million was related to the $27.7 million of proceeds from the sale of marketable securities offset by purchase of marketable securities of $6.1 million.

Financing Activities

In 2021, cash provided by financing activities of $625.0 million was related to the $624.8 million net proceeds from the Merger and $0.2 million of proceeds from exercise of options.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Accounting pronouncements not yet adopted” in Note 2 to our consolidated financial statements for the three and six months ended June 30, 2021 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $806.6 million as of June 30, 2021, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

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

•
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

•
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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $33.6 million and $41.7 million in 2019 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $115.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses and when, or if, we will be able to achieve profitability. Our expenses could increase and profitability could be further delayed if we decide to or are required by the FDA or other regulatory authorities such as the European Medicines Agency (“EMA”), or the U.K. Medicines & Healthcare Products Regulatory Agency (the “MHRA”), to perform studies or trials in addition to those currently expected, or if there are any delays in the development or completion of any current or future preclinical studies or clinical trials of our current and future product candidates. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing our current and future product candidates.

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

As of June 30, 2021, we had $806.6 million in cash and investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, including the net proceeds from the PIPE Investment, will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2020, we had federal and state net operating loss, (“NOL”), carryforwards of $14.6 million and $22.8 million, respectively. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We are very early in our development efforts. We have invested substantially all of our efforts in developing and identifying potential product candidates and conducting preclinical studies. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of NUV-422 in our current and planned clinical trials in patients for the treatment of high-grade gliomas and other types of cancers, as well as the development of our other product candidates. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of NUV-422. We cannot be certain that NUV-422 or any other product candidate will receive regulatory approval or will be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of product candidates is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies or clinical trials. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:

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
•
product candidate is approved under 21 CFR 314 (Subpart H, accelerated approval) but required confirmatory trials may fail to verify clinical benefit;
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
•
sufficient third-party coverage and reimbursement, including of combination therapies;
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
•
the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future product candidates;
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

We do not have any laboratory facilities and have relied primarily to date on a single third party, SPARCBIO LLC, which itself subcontracts certain of our activities to Integral BioSciences private Limited (“IBS”), to perform most of the medicinal chemistry work associated with our drug discovery activities. Scientists employed by IBS and SPARCBIO LLC are named inventors on many of the patent applications covering our product candidates and have assigned their inventions to us as called for by a five-year Collaboration Agreement entered into between our company and SPARCBIO LLC in January 2019 and predecessor agreements entered into in April 2018 and February 2017. We have only limited control over IBS’s and SPARCBIO LLC’s performance of the activities SPARCBIO LLC is required to perform under the Collaboration Agreement.

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
•
operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or the issuance of a FDA Form 483 notice, warning letter, or cease and desist order;
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

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital to fund expenses. We may enter into collaboration agreements with pharmaceutical and biotechnology companies for the future development and potential commercialization of our product candidates. If we enter into one or more such collaborations, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration that we may enter into.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There have been judicial, executive and congressional challenges to certain aspects of the Affordable Care Act. For example, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, effective January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2021. Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration’s used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders to lower drug prices that attempt to implement several of the Trump administration’s proposals. Additionally, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal

Register. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic, which may impact our business. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Although we do not currently have any products on the market, our current and future operations may be, directly or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

•
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
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report formation regarding its payments and other transfers of value during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;
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

Our success depends in significant part on our ability and the ability of any licensors and collaborators to obtain, maintain, protect and enforce patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. As of June 30, 2021, we have only four issued patents.

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

As of June 30, 2021, we had 51 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of June 30, 2021, we have options outstanding to purchase approximately 10,998,065 shares of Class A common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue an aggregate of up to 53,076,492 shares of Class A common stock and Class B common stock, which amount will be subject to increase from time to time. We may also issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

We are an “emerging growth company,” as defined in the JOBS Act, and will remain one until the end of 2021. We are also a smaller reporting company, and will cease to report as a smaller reporting company commencing with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an “emerging growth company,” we are required to report only two years of financial results and selected financial data compared to three and five years, respectively, for comparable data reported by other public companies. We may take advantage of these exemptions until we are no longer an “emerging growth company.” While we still qualify as a “smaller reporting company,” we may continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our securities less attractive because we rely on any of these exemptions, there may be a less active trading market for our securities and the price of our securities may be more volatile.

General Risk Factors

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NYSE. Section 302 of the Sarbanes-Oxley Act requires, among other things, that public companies report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports and, beginning with our annual report for the year ending 2021, Section 404 of the Sarbanes-Oxley Act requires that we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that year. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. To date, we have not been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting for the first time in our annual report for the year ending 2021, since we will cease to be an emerging growth company at the end of 2021.

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

(c) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2021	N/A	$ N/A	N/A	N/A
May 2021	N/A	$ N/A	N/A	N/A
June 2021	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

On June 1, 2021, having served through the transition period announced in October 2020, Michelle Doig resigned from the Board of Directors of Nuvation Bio Inc., effective as of such date. Ms. Doig was not a member of any committee of the Board. Ms. Doig’s resignation is not the result of any disagreement with Nuvation Bio on any matter relating to its operations, policies or practices.

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

10.1*	Compensation Arrangements with respect to Non-Employee Directors.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*        Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 12th day of August, 2021.

NUVATION BIO INC.

Date: August 12, 2021	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer

Date: August 12, 2021	/s/ Jennifer Fox
Jennifer Fox, Chief Financial Officer