Form 10-Q
period 2021-09-30
Nuvation Bio Inc.
filed 2021-11-10
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 217,787,632 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$344,631	$29,755
Prepaid expenses and other current assets	3,014	914
Marketable securities available-for-sale, at fair value	447,153	185,997
Interest receivable on marketable securities	1,814	1,092
Deferred financing costs	—	2,925
Total current assets	796,612	220,683
Property and equipment, net	758	688
Other assets:
Lease security deposit	421	421
Total assets	$797,791	$221,792
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,163	$2,171
Accrued expenses	8,145	4,380
Total current liabilities	13,308	6,551
Warrant liability	14,936	—
Deferred rent - non current	181	157
Total liabilities	28,425	6,708
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) and 1,174,094,678 (Class A 880,000,000, Class B 294,094,678) shares authorized as of September 30, 2021 and December 31, 2020, respectively, 217,776,232 (Class A 216,776,232, Class B 1,000,000) and 149,042,155 (Class A 91,397,142, Class B 57,645,013) shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	906,647	289,482
Accumulated deficit	(137,669)	(75,955)
Accumulated other comprehensive income	388	1,557
Total stockholders’ equity	769,366	215,084
Total liabilities and stockholders’ equity	$797,791	$221,792

See accompanying notes to the unaudited condensed financial statements.

NUVATION BIO INC. and Subsidiaries

Condensed Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$17,122	$8,627	$47,035	$23,267
General and administrative	5,669	2,919	16,674	6,516
Total operating expenses	22,791	11,546	63,709	29,783
Loss from operations	(22,791)	(11,546)	(63,709)	(29,783)
Other income (expense):
Interest income	847	445	2,061	1,486
Investment advisory fees	(170)	(52)	(454)	(168)
Change in fair value of warrant liability	125	—	332	—
Realized gain (loss) on marketable securities	10	119	56	86
Total other income (expense)	812	512	1,995	1,404
Loss before income taxes	(21,979)	(11,034)	(61,714)	(28,379)
Provision for income taxes	—	—	—	—
Net loss	$(21,979)	$(11,034)	$(61,714)	$(28,379)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.12)	$(0.32)	$(0.32)
Weighted average common shares outstanding, basic and diluted	207,101	91,771	193,730	88,755
Comprehensive loss:
Net loss	$(21,979)	$(11,034)	$(61,714)	$(28,379)
Other comprehensive income, net of taxes:
Change in unrealized (loss) gain on available-for-sale securities	(369)	(350)	(1,169)	1,400
Comprehensive loss	$(22,348)	$(11,384)	$(62,883)	$(26,979)

See accompanying notes to the unaudited condensed financial statements.

NUVATION BIO INC. and Subsidiaries

Condensed Statements of Stockholders' Equity

(Unaudited, In thousands, except share data)

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income	Deficit

Balance, December 31, 2020	347,423,117	$267,521	118,869,102	294,094,678	$21,961	$(75,955)	$1,557	$(52,437)
Retroactive application of the recapitalization due to the Merger (See Note 3)
Preferred stock	(347,423,117)	(267,521)	68,097,805		267,521	—	—	267,521
Common stock	—	—	(95,569,765)	(236,449,665)	—	—	—	—
Balance, December 31, 2020 after effect of the Merger	—	$—	91,397,142	57,645,013	$289,482	$(75,955)	$1,557	$215,084
Issuance and exchange of common stock, net of issuance cost upon the Merger (see Note 3)	—	—	125,252,913	(56,645,013)	606,885	—	—	606,885
Issuance of common stock	—	—	368,408	—	3,787	—	—	3,787
Treasury stock, acquired and retired, at cost	—	—	(368,408)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,566	—	—	1,566
Net loss	—	—	—	—	—	(20,402)	—	(20,402)
Other comprehensive loss	—	—	—	—	—	—	(576)	(576)
Balance, March 31, 2021	—	$—	216,650,055	1,000,000	$901,720	$(96,357)	$981	$806,344
Issuance costs related to prior issuance and exchange of common stock upon the Merger (see Note 3)	—	—	—	—	(195)	—	—	(195)
Exercise of stock options	—	—	109,027	—	190	—	—	190
Stock-based compensation	—	—	—	—	2,153	—	—	2,153
Net loss	—	—	—	—	—	(19,333)	—	(19,333)
Other comprehensive loss	—	—	—	—	—	—	(224)	(224)
Balance, June 30, 2021	—	$—	216,759,082	1,000,000	$903,868	$(115,690)	$757	$788,935
Exercise of stock options	—	—	17,150	—	30	—	—	30
Stock-based compensation	—	—	—	—	2,749	—	—	2,749
Net loss	—	—	—	—	—	(21,979)	—	(21,979)
Other comprehensive loss	—	—	—	—	—	—	(369)	(369)
Balance, September 30, 2021	—	$—	216,776,232	1,000,000	$906,647	$(137,669)	$388	$769,366

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income	Deficit

Balance, December 31, 2019	184,501,999	$141,864	400,000,000	—	$9,759	$(34,296)	$421	$(24,116)
Retroactive application of the recapitalization due to the Merger (See Note 3)
Preferred stock	(184,501,999)	(141,864)	36,163,932	—	141,864	—	—	141,864
Common stock	—	—	(321,596,660)	—	—	—	—	—
Balance, December 31, 2019 after effect of the Merger	—	$—	114,567,272	—	$151,623	$(34,296)	$421	$117,748
Stock-based compensation	—	—	—	—	340	—	—	340
Net loss	—	—	—	—	—	(8,746)	—	(8,746)
Other comprehensive income	—	—	—	—	—	—	819	819
Balance, March 31, 2020	—	$—	114,567,272	—	$151,963	$(43,042)	$1,240	$110,161
Stock-based compensation	—	—	—	—	389	—	—	389
Net loss	—	—	—	—	—	(8,599)	—	(8,599)
Other comprehensive income	—	—	—	—	—	—	931	931
Balance, June 30, 2020	—	$—	114,567,272	—	$152,352	$(51,641)	$2,171	$102,882
Stock-based compensation	—	—	—	—	348	—	—	348
Net loss	—	—	—	—	—	(11,034)	—	(11,034)
Other comprehensive income	—	—	—	—	—	—	(350)	(350)
Balance, September 30, 2020	—	$—	114,567,272	—	$152,700	$(62,675)	$1,821	$91,846

See accompanying notes to the unaudited condensed financial statements.

NUVATION BIO INC. and Subsidiaries

Condensed Statements of Cash Flows

(Unaudited, In thousands)

For the Nine Months Ended September 30,	2021	2020
Cash flows from operating activities:
Net loss	$(61,714)	$(28,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for in-process research and development expense	3,787	—
Stock-based compensation	6,468	1,077
Depreciation and amortization	141	76
Change in fair value of warrant liability	(332)	—
Amortization of premium on marketable securities	2,989	449
Realized gain on marketable securities	(56)	(86)
Change in operating assets and liabilities (net of assets and liabilities acquired in the Merger)
Prepaid expenses and other current assets	(1,788)	(333)
Interest receivable on marketable securities	(722)	390
Accounts payable	3,034	1,700
Accrued expenses	3,461	1,379
Deferred rent	24	135
Net cash used in operating activities	(44,708)	(23,592)
Cash flow from investing activities:
Purchases of marketable securities	(354,848)	(7,233)
Proceeds from sale of marketable securities	89,590	32,788
Proceeds from investment held to maturity	—	2,508
Purchases of property and equipment	(147)	(118)
Net cash (used in) provided by investing activities	(265,405)	27,945
Cash flow from financing activities:
Proceeds from the Merger, net of offering costs paid (see Note 3)	624,769	—
Proceeds from exercises of options	220	—
Proceeds received in advance for preferred stock subscriptions	—	500
Net cash provided by financing activities	624,989	500
Net increase in cash and cash equivalents	314,876	4,853
Cash and cash equivalents, beginning of the period	29,755	3,469
Cash and cash equivalents, end of the period	$344,631	$8,322

Non-cash investing activity:
Purchase of property and equipment included in accounts payable	$66	$—
Non-cash financing activity:
Issuance of common stock for in-process research and development	$3,787	$—
Issuance costs from Business Merger in accounts payable and accrued expenses	$—	$658

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020 and the cash flows for the nine months ended September 30, 2021 and 2020. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Liquidity

As of September 30, 2021, the Company has an accumulated deficit of approximately $137.7 million and net cash used in operating activities was approximately $44.7 million for the nine months ended September 30, 2021. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of September 30, 2021, the Company had cash, cash equivalents, and marketable securities of $791.8 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

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

The Company evaluated Public Warrants, Private Placement Warrants and Forward Purchase Warrants (the “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value of the Warrants is dependent, in part, on the holder of the Warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our common stock, the Warrants fail the indexation guidance in ASC 815-40, which would preclude classification in stockholders’ equity. Additionally, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves more than 50% of the outstanding shares of the Company’s common stock. Because not all of the Company’s stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the balance sheet at fair value upon the closing of the Merger, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The fair value of Public and Forward Purchase Warrants was determined using the closing price of the warrants on the NYSE market. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing formula (see Note 4).

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

The underwriter fees and other offering costs in the table above include approximately $2.5 million in connection with the Merger that were paid in 2020 as well as $0.1 million of accrued expenses as of September 30, 2021.

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

The following table presents information about the Company’s marketable securities as of September 30, 2021 and December 31, 2020 and the Warrant liability as of September 30, 2021, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Nuvation public warrant pricing, Nuvation’s own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Marketable securities	$447,153	$14,928	$432,225	$—
Liabilities:
Warrants	$14,936	$14,400		$536

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Marketable securities	$185,997	$—	$185,997	$—

Marketable securities consist of U.S. government and government agency, corporate bond and municipal securities and an exchange traded fund that primarily owns fixed income securities. Based on the Company’s intentions regarding its marketable securities, all marketable securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security. The following table provides the cost, aggregate fair value, and unrealized gains (losses) of marketable securities available-for-sale as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)
Marketable securities:
U.S. government and government agency securities	$205,370	$205,567	$197
Corporate bonds	211,575	211,798	223
Municipal bonds	10,860	10,863	3
Exchange traded fund	14,963	14,928	(35)
Commercial paper	3,997	3,997	—
	$446,765	$447,153	$388

	December 31, 2020
	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
Marketable securities:
U.S. government and government agency securities	$97,495	$98,180	$685
Corporate bonds	86,945	87,817	872
	$184,440	$185,997	$1,557

Maturity information based on fair value of the debt securities is as follows as of September 30, 2021:

	Within one year	After one year through five years	Total
	(In thousands)
U.S. government and government agency securities	$97,582	$107,985	$205,567
Corporate bonds	92,235	119,563	211,798
Municipal bonds	7,253	3,610	10,863
Commercial paper	3,997	—	3,997
	$201,067	$231,158	$432,225

Amortization and accretion of the original cost of the corporate bonds and U.S. government securities to their outstanding principal amounts is included in interest income on the consolidated statement of operations and comprehensive loss. Amortization, net of accretion, amounted to $3.0 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Common Stock

As discussed in Note 3, Merger, the Company has retroactively adjusted the shares issued and outstanding prior to October 27, 2020 to give effect to the Exchange Ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted. As of September 30, 2021, there are 216,776,232 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

As of September 30, 2021, the Founder owns 100% of the outstanding Class B common stock.

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

Common Stock Restriction Agreement

As a result of the Merger, the shares subject to the “Stock Restriction Agreement” between the Company and the Founder was adjusted based on the Exchange Ratio. The number of shares, as adjusted, subject to repurchase per the terms of the Stock Restriction Agreement is reduced each month by 1,101,240 Class A common shares and no common shares will be subject to repurchase by June 2022. As of September 30, 2021, there are 9,092,159 shares of Class A Common Stock subject to the repurchase option.

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

The following securities outstanding at September 30, 2021 and 2020 have been excluded from the calculation of weighted average shares outstanding:

	As of September 30,
	2021	2020
Class A common shares subject to repurchase	9,092,159	21,215,039
Warrants	5,787,472	—
Class A common stock options	11,259,368	3,847,954

7. Accumulated Other Comprehensive Income

The following table presents a rollforward of the changes in accumulated other comprehensive income for the nine months ended September 30, 2021 and 2020, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2021	2020
Balance at beginning of period	$1,557	$421
Unrealized (loss) gain	(1,113)	1,486
Amount reclassified for losses included in realized (loss) gain on marketable securities	(56)	(86)
Balance at end of period	$388	$1,821

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

The stock-based compensation expense included in the Company’s consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,667	$258	$3,749	$866
General and administrative	1,082	90	2,719	211
	$2,749	$348	$6,468	$1,077

The following table summarizes stock option activity under the 2019 Plan and the 2021 Plan for the nine months ended September 30, 2021.

Shares
Outstanding at December 31, 2020	43,318,218
Conversion adjustment related to the Merger (see Note 3)	(34,827,515)
Granted	3,800,938
Exercised	(126,177)
Forfeited or canceled	(906,096)
Outstanding at September 30, 2021	11,259,368
Exercisable at September 30, 2021	1,718,079

The weighted average exercise price of all outstanding options as of September 30, 2021, after the effect of the Merger was $6.09 per share.

9. Warrants

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock. At September 30, 2021, there were an aggregate of 5,787,472 warrants outstanding.

The Company concluded that the Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The Warrants were recorded at fair value with subsequent changes in fair value reflected in earnings

(see Note 4). The change in fair value resulted in a gain of $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively.

The fair value of Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market and the related Warrant Liability is included in Level 1 fair value measurements. The Company utilizes the Black-Scholes option pricing formula to determine the fair value of the Private Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Warrant liability for the Private Warrants is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The annualized volatility of the equity was based on a calibration to the publicly traded Warrant price as of the valuation date. The risk-free interest rate was estimated using linear interpolation assuming a term consistent with the time until the Warrants expire, and yield information was based on U.S. Treasury Constant Maturities. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The aforementioned Warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At February 10, 2021 (Closing Date)	September 30, 2021
Stock price	$10.42	$9.94
Strike price	$11.50	$11.50
Term (in years)	5.0	4.4
Volatility	35.3%	45.6%
Risk-free rate	0.5%	0.8%
Dividend yield	0.0%	0.0%
Fair value of Warrants	$2.64	$2.58

The Company determined the following fair values for the outstanding Warrants (in thousands):

September 30, 2021
Public Warrants	$12,267
Private Placement Warrants	536
Forward Purchase Warrants	2,133
Total	$14,936

10. Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2021 and 2020 is 0% and primarily due to the valuation allowance recorded against the Company’s deferred tax assets.

As of September 30, 2021 and December 31, 2020, the Company had no liability recorded for unrecognized tax benefits.

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

12. Subsequent Events

On October 22, 2021, the Company notified SPARCBIO LLC that it was exercising its right, effective January 21, 2022, to terminate without penalty the collaboration agreement dated as of January 21, 2019 among the Company, RePharmation Limited and SPARCBIO LLC (the “Collaboration Agreement”). The Company has determined that it no longer requires the services provided under the Collaboration Agreement.

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

We have incurred net losses in each year since inception. As of September 30, 2021, we had an accumulated deficit of $137.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Increase /	Nine Months Ended September 30,		Increase /
	2021	2020	(Decrease)	2021	2020	(Decrease)
(In thousands)
Operating expenses:
Research and development	$17,122	8,627	$8,495	$47,035	23,267	$23,768
General and administrative	5,669	2,919	2,750	16,674	6,516	10,158
Total operating expenses	22,791	11,546	11,245	63,709	29,783	33,926
Loss from operations	(22,791)	(11,546)	(11,245)	(63,709)	(29,783)	(33,926)
Other income (expense), net	812	512	300	1,995	1,404	591
Net loss	$(21,979)	$(11,034)	$(10,945)	$(61,714)	$(28,379)	$(33,335)

Research and Development Expenses

Research and development expenses increased by $8.5 million for the three months ended September 30, 2021 compared to 2020. The increase was primarily due to a $5.3 million increase in third-party costs related to research services and manufacturing to advance our current preclinical programs and Phase 1/2 clinical trial, as well as a $3.2 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation.

Research and development expenses increased by $23.8 million for the nine months ended September 30, 2021 compared to 2020. The increase was primarily due to a $14.1 million increase in third-party costs related to research services and manufacturing to advance our current preclinical programs and Phase 1/2 clinical trial, $3.8 million related to issuance of common stock as consideration for the purchase of in-process research and development, as well as a $5.9 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $2.8 million for the three months ended September 30, 2021, compared to 2020. The increase was primarily due to a $1.9 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, a $1.1 million increase in insurance, a $0.3 million increase in other miscellaneous expenses offset by a $0.4 million decrease in professional fees and a $0.1 million decrease in legal fees.

General and administrative expenses increased by $10.2 million for the nine months ended September 30, 2021, compared to 2020. The increase was primarily due to a $5.3 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, a $2.9 million increase in insurance, a $0.6 million increase in taxes, a $0.7 million increase in professional fees and a $0.7 million increase in other miscellaneous expenses.

Other Income (Expense), Net

Other income (expense), net increased by $0.3 million for the three months ended September 30, 2021 compared to 2020 primarily related to a $0.1 million decrease in fair value of Warrant liability, increase of $0.4 million in interest income from investments in 2021 primarily because of higher cash balance compared to 2020 offset by increase of $0.1 million in investment fees.

Other income (expense), net increased by $0.6 million for the nine months ended September 30, 2021 compared to 2020 primarily related to a $0.3 million decrease in fair value of Warrant liability, increase of $0.6 million in interest income from investments in 2021 primarily because of higher cash balance compared to 2020 and increase of $0.3 million in investment fees.

Liquidity, Capital Resources and Plan of Operations

From inception through September 30, 2021, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock, including through the Merger and the PIPE Investment. As of September 30, 2021, we had $791.8 million in cash, cash equivalents and marketable securities and an accumulated deficit of $137.7 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash used in operating activities	$(44,708)	$(23,592)
Cash (used in) provided by investing activities	(265,405)	27,945
Cash provided by financing activities	624,989	500
Net increase in cash and cash equivalents	$314,876	$4,853

Operating Activities

In 2021, cash used in operating activities of $44.7 million was attributable to a net loss of $61.7 million partially offset by a net change of $4.0 million in our net operating assets and liabilities and non-cash charges of $13.0 million. The change in operating assets and liabilities was primarily due to a $3.5 million increase in accrued expenses, $3.0 million increase in accounts payable offset by $1.8 million increase in prepaid expenses and $0.7 million increase in interest receivable on marketable securities. The non-cash charges consisted primarily of issuance of common stock for in-process research and development expense of $3.8 million, stock-based compensation of $6.5 million, amortization of premium on marketable securities of $3.0 million offset by a change in fair value of Warrant liability of $0.3 million.

In 2020, cash used in operating activities of $23.6 million was attributable to a net loss of $28.4 million partially offset by a net change of $3.3 million in our net operating assets and liabilities and non-cash charges of $1.5 million. The change in operating assets and liabilities was primarily due to a $1.7 million increase in accounts payable, $1.4 million increase in accrued expense, $0.4 million decrease in interest receivable on marketable securities and $0.1 million increase in deferred rent offset by $0.3 million increase in prepaid expenses. The non-cash charges consisted primarily of stock-based compensation of $1.1 million and amortization of premium on marketable securities of $0.4 million.

Investing Activities

In 2021, cash used for investing activities of $265.4 million was related to the purchase of marketable securities of $354.8 million, purchases of property and equipment of $0.1 million partially offset by $89.6 million of proceeds from the sale of marketable securities.

In 2020, cash provided by investing activities of $27.9 million was related to the $35.3 million of proceeds from the sale of marketable securities and investment held to maturity offset by purchase of marketable securities of $7.2 million.

Financing Activities

In 2021, cash provided by financing activities of $625.0 million was related to the $624.8 million net proceeds from the Merger and $0.2 million of proceeds from exercise of options.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of Public and Forward Purchase Warrants was determined using the closing price of the warrants on the NYSE market. The fair value of the Private Warrants was estimated using the Black-Scholes option pricing formula (see Note 4).

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Accounting pronouncements not yet adopted” in Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2021 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $791.8 million as of September 30, 2021, consisting of cash, money market funds, municipal bonds, exchange traded fund, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $33.6 million and $41.7 million in 2019 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $137.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2021, we had $791.8 million in cash and investments. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, including the net proceeds from the PIPE Investment, will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, this could harm our future operating results by effectively increasing our future tax obligations. In addition, due to changes in laws and regulations, including changes proposed or implemented by the current U.S. presidential administration, such as alternative minimum taxes, or other unforeseen reasons, our existing net operating losses could become unavailable to reduce future income tax liabilities. Further, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited such as California legislation limiting the usability of NOLs for tax years beginning in 2020 and before 2023, which could accelerate or permanently increase state taxes owed.

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

We do not have any laboratory facilities and have relied on CROs, including SPARCBIO LLC, which itself subcontracts certain of our activities to Integral BioSciences private Limited (“IBS”), to perform most of the medicinal chemistry work associated with our drug discovery activities. Scientists employed by IBS and SPARCBIO LLC are named inventors on many of the patent applications covering our product candidates and have assigned their inventions to us as called for by a five-year Collaboration Agreement entered into between our company and SPARCBIO LLC in January 2019 and predecessor agreements entered into in April 2018 and February 2017. We have only limited control over IBS’s and SPARCBIO LLC’s performance of the activities SPARCBIO LLC is required to perform under the Collaboration Agreement. We have determined that we no longer require the services provided by SPARCBIO and have exercised our right to terminate the Collaboration Agreement on its third anniversary in January 2022.

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

While we or our CROs have or will have agreements governing their activities, we will not be able to control whether or not they devote sufficient time and resources to our future chemistry work and preclinical and clinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other chemistry or drug discovery or development activities. We face the risk of potential unauthorized disclosure, infringement, misappropriation or other violation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors, and other third parties, to access and exploit our proprietary technology. CROs also may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property-related proceedings that could jeopardize or invalidate our proprietary information and intellectual property. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reason, our clinical trials or other drug discovery or development activities may be extended, delayed or terminated, the clinical data generated in our clinical trials may be deemed unreliable, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If our relationships with our CROs were to terminate, we might not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus, and could delay the discovery, development and commercialization of our product candidates. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business and financial condition.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There have been judicial, executive and congressional challenges to certain aspects of the Affordable Care Act. For example, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, effective January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020, through December 31, 2021. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration’s used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders to lower drug prices that attempt to implement several of the Trump administration’s proposals. Additionally, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services ("HHS") finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation ("MFN") executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN Model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic, which may impact our business. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding its payments and other transfers of value during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;
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

Our success depends in significant part on our ability and the ability of any licensors and collaborators to obtain, maintain, protect and enforce patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. As of September 30, 2021, we have only four issued patents.

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

As of September 30, 2021, we had 58 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We may issue additional securities without your approval, which would dilute your ownership interests and may depress the market price of our securities.

As of September 30, 2021, we have options outstanding to purchase approximately 11,259,368 shares of Class A common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue an aggregate of up to 52,746,587 shares of Class A common stock and Class B common stock, which amount will be subject to increase from time to time. We may also issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

(c) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2021	N/A	$ N/A	N/A	N/A
August 2021	N/A	$ N/A	N/A	N/A
September 2021	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Not applicable.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 10th day of November, 2021.

NUVATION BIO INC.

Date: November 10, 2021	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer

Date: November 10, 2021	/s/ Jennifer Fox
Jennifer Fox, Chief Financial Officer