Form 10-K
period 2021-12-31
Nuvation Bio Inc.
filed 2022-02-28
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the voting common stock, par value $0.0001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2021, as reported on the New York Stock Exchange was approximately $1,340,000,971.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors and officers have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2022, the registrant had 218,059,125 shares of Class A common stock and 1,000,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement relating to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A—Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

SUMMARY RISK FACTORS

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described in the section titled “Risk Factors” as part of your evaluation of an investment in our securities:

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

In connection with the closing of the Merger, our Class A common stock and warrants to purchase shares of our Class A common stock began trading on The New York Stock Exchange under the symbols “NUVB” and “NUVB.WS,” respectively, on February 11, 2021. The disclosure in Items 1 and 1A of this report gives effect to the Merger and includes the operations of Legacy Nuvation Bio prior to the Merger.

Business Overview

Nuvation Bio is a clinical-stage biopharmaceutical company developing differentiated and innovative therapeutic candidates focused on treating patients with the most difficult-to-treat cancers, for which conventional therapies have failed. We are advancing up to six wholly owned compounds that have resulted from our drug discovery and development programs, which include NUV-422 a cyclin-dependent kinase (“CDK”) inhibitor, NUV-868 a bromodomain and extra-terminal (“BET”) inhibitor, NUV-569 a Wee1 inhibitor, an A2A adenosine receptor inhibitor program, and a drug-drug conjugate (“DDC”) platform.

We were founded in 2018 by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016.

We leverage our team’s extensive expertise in medicinal chemistry, preclinical discovery, manufacturing, drug development and commercialization to bring forward novel small molecules that improve the activity and overcome the liabilities of currently marketed drugs to address major unmet needs in oncology.

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
•
Innovative medicinal chemistry expertise. We use our medicinal chemistry proficiency to generate differentiated therapeutic candidates, focused on improving their safety, anti-tumor activity and pharmacologic profiles over other standard of care (“SOC”) therapies. We also use innovative medicinal chemistry approaches to generate novel classes of molecules such as our DDCs.
•
Human capital management: We believe our employees are our greatest assets, and we recognize that attracting, motivating and retaining talent at all levels is vital to our continued success. We are building a culture that fosters a productive, professional and inclusive work environment, where our employees can thrive, have fun, and be inspired to perform their best work.

The following table summarizes our product candidate pipeline:

Our lead product candidate, NUV-422, is a selective small molecule inhibitor of CDK 2, 4 and 6. Relative to currently approved CDK4/6 inhibitors, NUV-422 also targets CDK2, a cell cycle checkpoint altered in multiple tumor types including high-grade gliomas, breast cancer and prostate cancer. NUV-422 has been designed to limit CDK1 inhibition, a potential cause of toxicity, and has shown favorable blood-brain barrier penetration in preclinical studies. We believe that a CDK2/4/6 inhibitor that limits CDK1 inhibition can bring greater benefit to a broader patient population. In October 2020, the U.S. Food and Drug Administration ("FDA") cleared our first investigational new drug (“IND”) application for NUV-422 to treat high-grade gliomas and we initiated a Phase 1/2 clinical trial for this indication in December 2020. In December 2021, the FDA cleared two additional INDs for NUV-422 for the treatment of advanced breast cancer (“aBC”) and for the treatment of prostate cancer, respectively. Additional trials and trial expansion are planned for NUV-422 in 2022. The FDA granted Orphan Drug Designation to NUV-422 for the treatment of malignant gliomas and Fast Track Designation for the treatment of high-grade gliomas.

Our second product candidate is NUV-868, a BD2-selective oral small molecule BET inhibitor. NUV-868 inhibits the protein BRD4, a key member of the BET family that epigenetically regulates a number of important proteins that control tumor growth and differentiation, including oncogenes such as c-myc. Notably, BET proteins have critical biological functions and are found to be altered in many human cancers (Bechter and Schoffski, 2020). We have designed NUV-868 to potentially reduce the therapeutic limiting toxicities of BRD4 inhibitors currently in development by optimizing BD2 versus BD1 selectivity. NUV-868 is almost 1,500 times more selective for BD2 than BD1. Non-selective BD1/2-inhibitors in development have been associated with tolerability issues, potentially due to BD1 inhibition, especially in the gastrointestinal (“GI”) tract and bone marrow (Faivre et al 2020). NUV-868 in combination with androgen receptor-directed therapies may help to overcome resistance in prostate cancer. In addition, NUV-868 in combination with PARP inhibitors may have synergistic activity to increase efficacy across multiple solid tumors. In January 2022, the FDA cleared an IND for NUV-868 for the treatment of advanced solid tumors, and we intend to initiate a Phase 1 trial for this indication in mid-2022.

We are also developing several other therapeutic candidates, including NUV-569. NUV-569 is a differentiated oral small molecule selective inhibitor of Wee1 kinase, an important regulator of DNA damage repair. Wee1 inhibitors increase the efficacy of DNA-damaging therapies by forcing cancers to replicate before they can repair their damaged DNA. Inhibition of this kinase can cause a tumor cell to divide before it has finished repairing its DNA, causing catastrophic DNA damage and programmed cell death. NUV-569 is designed to limit off-target effects by improving its kinase selectivity, which may improve tolerability including reduction of bone marrow and GI toxicity. Because Wee1 inhibitors synergize with DNA-damaging therapies like radiation and certain types of chemotherapy to increase anti-tumor activity, Wee1 inhibitors like NUV-569 may have wide applicability in treating many different types of cancer. We intend to submit an IND for NUV-569 by the end of 2022 and initiate Phase 1 trials in patients with advanced solid tumors following IND clearance. We are also continuing to evaluate additional Wee1 inhibitors for the potential to increase efficacy and further widen the therapeutic window.

Our adenosine receptor inhibitors are designed to have high affinity for the A2A adenosine receptor, which plays multiple critical roles in human physiology and pathophysiology including anti-cancer immunity. Accumulation of adenosine in the tumor microenvironment may be a critical factor in limiting the activity of currently available immuno-oncology drugs, including anti-PD(L)1 drugs and anti-cancer chimeric antigen receptor T cells. Thus, targeting the adenosine receptor may overcome this blockade, leading to improved anti-cancer activity in tumors which are resistant to immuno-oncology drugs and adoptive T cell therapies. We intend to nominate a clinical development candidate by the end of 2022.

Our DDC platform is a novel therapeutic approach within the drug-conjugate class of anti-cancer therapies with parallels to Antibody-Drug Conjugates (“ADCs”). ADCs have been effective treatments in oncology, with ten drugs approved by the FDA and an estimated $11.0 billion in worldwide sales expected in 2023. We believe our DDC candidates could expand the therapeutic potential for the drug-conjugate class due to inherently differentiated properties versus ADCs, including a simpler manufacturing process, the potential to cross the cell membrane and recognize intracellular targets, and the potential for oral or intravenous ("IV”) dosing. We are designing DDCs to selectively deliver potent anti-cancer therapeutics to cancer cells to exert greater toxicity against these target tumor cells than against healthy non-target tissues. Utilizing this platform, we are able to conjugate tissue-selective targeted small molecules with anti-tumor agents to create unique therapeutic candidates. We have accomplished this by synthetically fusing a proven anti-cancer small molecule drug to a second small molecule that selectively binds distinct receptors that are preferentially expressed in cancer cells. These tissue-specific receptors create a “sink” that not only may concentrate the targeted drug in cancer cells but may also magnify the effects of the drug in those cells, while preventing similar effects in cells that do not express the targeted receptor. We believe this would allow our DDC candidates to limit some of the adverse effects commonly seen with many cancer drugs, such as bone marrow suppression and GI toxicity. Because this program at its core fuses the active sites of two or more small molecules to each other to generate a new small molecule with improved activity and targeted specificity, they are called DDCs. We intend to nominate a DDC clinical development candidate by year end 2022.

Strategy

We strive to deliver meaningful benefit to patients with serious unmet medical needs in oncology by developing novel and differentiated therapies. The core elements of our strategy include:

•
Rapidly advance the development of our lead product candidate, NUV-422, a CDK2/4/6 inhibitor, toward regulatory approval for the treatment of various cancers. We have advanced NUV-422 through preclinical studies that have informed a robust clinical development plan. We plan to explore NUV-422 both as a monotherapy and in combination with SOC agents. In December 2020, we began a monotherapy Phase 1/2 study (Protocol NUV-422-02) for NUV-422 in high-grade gliomas and later amended the protocol in the second quarter of 2021 to include hormone receptor-positive/human epidermal growth factor receptor-2-negative locally advanced or metastatic breast cancer (HR+ HER2- aBC) and metastatic castration-resistant prostate cancer (“mCRPC”). This Phase 1/2 study (NUV-422-02) includes expansion cohorts in glioblastoma, HR+ Her2- aBC with and without active brain metastases and mCRPC that will begin in 2022. NUV-422-02 also includes a pre-surgical sub-study in patients with recurrent glioblastoma to evaluate NUV-422 concentrations and pharmacodynamic effects in brain tumor tissue. In addition, in 2022, we plan to initiate a Phase 1b/2 combination study with fulvestrant in patients with HR+ HER2- aBC who have received prior hormonal therapy combined with an approved CDK 4/6 inhibitor, as well as a Phase 1b/2 combination study with enzalutamide in patients with mCRPC who have received prior treatment with abiraterone acetate. We are evaluating other potential indications and clinical studies for NUV-422.
•
Advance our deep oncology pipeline of novel and differentiated therapeutic candidates developed against clinically validated targets. We design our product candidates to have optimized properties including their ability to limit specific adverse effects of competitive compounds and/or to enhance their anti-tumor potential by targeting additional drivers of tumor resistance. Overall, in addition to the three INDs already submitted and cleared for NUV-422 and the initial IND cleared for NUV-868, we anticipate submitting multiple IND applications to the FDA over the next six years to expand and move our programs forward. We plan to advance NUV-868, a BD2-selective oral small molecule BET inhibitor, into the clinic by mid-2022 and to submit an IND for NUV-569, a differentiated oral small molecule selective inhibitor of Wee1 kinase, by year end 2022.
•
Advance candidates from our DDC platform to expand our oncology-focused pipeline. We are developing a pipeline of new chemical entities that leverage the tissue-specific targeting capabilities of small molecule nuclear hormone receptor binders, including androgen and estrogen receptor binders, fused to warheads that include PARP inhibitors and known chemotherapeutic agents. We intend to nominate a DDC clinical development candidate by year end 2022.
•
Continue to leverage our deep insights in medicinal chemistry to pursue innovative clinical candidates. We have established medicinal chemistry expertise that have enabled us to rapidly pursue our current pipeline and platform. We intend to leverage these capabilities to pursue both new and validated targets in patients with serious unmet medical needs.
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
•
Build a fully integrated global oncology company. We intend to continue building a fully integrated research, development and commercialization focused company. Our team's track record of success underscores their proven expertise in discovering, developing and delivering innovative medicines to patients. If our therapeutic candidates are approved, we intend to establish a focused commercial infrastructure and selectively expand our global commercial capabilities.

Programs

Overview of NUV-422: CDK2/4/6 Inhibitor Program

Our lead product candidate, NUV-422, is a potent and selective small molecule inhibitor targeting CDK2, CDK4 and CDK6. These are members of the CDK family of proteins that play a critical role in the regulation of tumor growth. Inhibition of cell cycle kinases CDK4 and CDK6 results in significant therapeutic effect in patients with HR+ HER2- aBC, and these results have led to the approvals of three CDK4/6 inhibitors, palbociclib, ribociclib and abemaciclib. Although these advancements have greatly expanded the treatment options for breast cancer patients, insensitivity to CDK4/6 inhibition has been found in some patients with primary or acquired resistance. As a result, therapeutic resistance and disease progression continue to limit the efficacy and duration of clinical benefit of these therapies. One known mechanism by which some breast cancer patients become resistant to currently approved CDK inhibitors is through CDK2 signaling, which allows cancer cells to bypass CDK4/6 inhibition. Beyond breast cancer, CDK2 activation is known to drive tumorigenesis in multiple solid tumors including brain cancer and prostate cancer, and increased CDK2 activity is associated with lower overall patient survival and recurrence. NUV-422 selectively inhibits CDK4/6, similar to the approved CDK4/6 inhibitors, but also potently inhibits CDK2. Since its initial discovery in our chemistry program, we have advanced NUV-422 through preclinical studies and have initiated clinical studies in multiple advanced solid tumors, including recurrent/refractory glioblastoma, HR+ HER2- aBC with and without active brain metastases, and mCRPC. We are exploring NUV-422 as both a monotherapy and in combination with SOC agents. We began a monotherapy Phase 1/2 study (Protocol NUV-422-02) in December 2020 in high-grade gliomas and later amended the protocol in the second quarter of 2021 to include HR+ HER2- aBC and mCRPC. We are continuing to enroll patients in the monotherapy Phase 1 dose escalation portion of the study and data from this portion of the study is expected to be shared in the second half of 2022. The FDA granted Orphan Drug Designation to NUV-422 for the treatment of malignant gliomas and Fast Track Designation for the treatment of high-grade gliomas.

CDK2 as a novel mechanism of resistance to standard therapies and an oncogenic driver in multiple cancers

The CDK family of proteins regulates cell cycle progression and transcriptional regulation. Recent advances in treatments using CDK inhibitors have focused on inhibition of CDK4 and CDK6, but preclinical studies and clinical trials suggest CDK2 may play an important role as a driver of tumor cell growth and an underlying mechanism of both primary and acquired resistance to CDK4/6 inhibitors. CDK2 is an essential regulator of cell division and multiple events within the cell cycle, including centrosome duplication, DNA synthesis and G1-to-S-phase transition. CDK2 can bind both cyclin E and cyclin A, which play roles in the cell cycle. Cyclin D typically binds CDK4/6 and is thus a target of CDK4/6 inhibitors, but in the absence of CDK4/6, cyclin D can activate CDK2, which subsequently drives cell cycle progression.

We believe that CDK2 plays a key role in patients who either do not respond to current therapies or develop primary or secondary resistance to ongoing treatment. We and others have shown that CDK2 function can drive multiple cancers, including in gliomas, breast cancer and prostate cancer. CDK2 expression is elevated in multiple patient tumor tissues, and increased CDK2 expression correlates with a worse survival outcome (Tadasse, et al 2020, Wang et al 2016). It was also recently shown that nearly 70% of high-grade glioma patients carry a homozygous deletion of CDKN2A, which encodes for p14 and p16, which are tumor suppressors that inhibit CDK4/6 directly and CDK2 through p21 (Reinhardt, et al 2018, Verhaak, et al 2010). These results, some of which are depicted in the diagram and graphs below, suggest that targeting CDK2, in addition to CDK4/6 in these cancers may lead to a blockade of an important aberrant mechanism of tumor growth and resistance to therapy leading to an improvement of clinical outcomes.

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

CDK2 DRIVES RESISTANCE TO CDK4/6 INHIBITORS

Limitations of Other CDK Inhibitors

While CDK4/6 inhibitors demonstrated significant clinical benefit in patients with hormone-receptor-positive breast cancer including an improvement in overall survival, emerging preclinical and clinical evidence suggests that targeting CDK2 in addition to CDK4/6 may provide further benefit to cancer patients whose tumors may be driven by CDK2. These may include breast cancer that does not benefit from treatment with approved CDK4/6 inhibitors and other cancers wherein CDK2 dysregulation may contribute to tumor growth and worse clinical outcomes. It has been reported that of the three CDK4/6 inhibitors approved by the FDA for the treatment of patients with hormone receptor-positive breast cancer (ribociclib, palbociclib, abemaciclib), only abemaciclib demonstrated some anti-CDK2 activity, albeit extremely weak activity, in the hundreds of nanomolar half-maximal inhibitory concentration (“IC50”) range (Chen, et al, 2016). The IC50 is a measure of how much of a particular drug or other substance (inhibitor) is required for 50% inhibition of a specific biological or biochemical function, and IC50 values in the hundreds of nanomolar range are considered a sign of relatively weak inhibition. As evidenced by the recently reported divergent outcomes in the breast cancer adjuvant trials of palbociclib (PALLAS and PENELOPE-B studies) and abemaciclib (MonarchE study), patients who received treatment with abemaciclib experienced significant improvement in invasive disease-free survival and distant relapse-free survival (Johnston, et al, 2020), while no such effect was reported for patients in palbociclib trials (Mayer, et al 2020). Moreover, only abemaciclib received approval by the FDA as monotherapy for metastatic breast cancer patients, while ribociclib and palbociclib are only approved in combination with hormonal therapy, suggesting a potential benefit of even weak CDK2 inhibition in addition to CDK4/6 inhibition.

We and others have shown that it is critical to target CDK2, CDK4 and CDK6, while limiting CDK1 inhibition, which is a ubiquitously expressed CDK, the inhibition of which is known to cause severe toxicities in animal models and in patients. Dinaciclib is a potent inhibitor of CDK1 in addition to CDK2 with IC50 for both in the low nanomolar range, indicating strong inhibition. When tested as a once weekly intravenous infusion in a clinical trial (Nemunaitis, et al 2013), despite early signs of anti-tumor activity, 60% of patients experienced grade 3-4 adverse events, including nausea, vomiting, liver enzyme elevation, hyperbilirubinemia and hematological adverse events (neutropenia, anemia). Consequently, clinical development of dinaciclib has been discontinued.

To our knowledge, there is one clinical-stage CDK2/4/6 inhibitor:

•
PF-06873600 (Pfizer) is a CDK2/4/6 inhibitor in a Phase 2 clinical trial being evaluated as a monotherapy and in combination with fulvestrant. While PF-06873600 inhibits CDK2/4/6, it also strongly inhibits CDK1 with an IC50 in the single-digit nanomolar range, which could result in a poor therapeutic index. We believe that limiting CDK1 inhibition is critical to developing a safe and efficacious next-generation CDK inhibitor drug.

In addition to a CDK2/4/6 inhibitor, Pfizer is also developing a CDK2-selective inhibitor (PF-07104091) which is being combined with palbociclib (CDK4/6 inhibitor) in HR+HER2- aBC validating the approach of inhibiting CDK2 in addition to CDK4 and CDK6.

NUV-422 Differentiation

NUV-422 is a next-generation CDK inhibitor discovered in our chemistry program, which potently inhibits CDK2, CDK4 and CDK6, while limiting CDK1 inhibition as shown in the table below. NUV-422 is approximately equal to approved drugs ribociclib, palbociclib and abemaciclib in its ability to inhibit CDK4 and CDK6, but it additionally inhibits CDK2, like PF-06873600. But importantly, unlike PF-06873600, NUV-422 does not potently inhibit CDK1, demonstrating at least a 10-fold lower IC50 for CDK1 than CDK2, but even greater than that for CDK4/6. We believe this positions NUV-422 as a promising next-generation CDK inhibitor with superior CDK2/4/6 vs CDK1 selectivity. In preclinical studies, we have shown that NUV-422 exhibits good drug-like properties, with oral bioavailability, suitable pharmacokinetic and drug metabolism profiles, and a nonclinical safety profile consistent with the class of CDK4/6 inhibitors, as well as a scalable manufacturing process. We have shown that NUV-422 demonstrates strong anti-proliferative activity across multiple human cancer cells.

NUV-422: POTENT INHIBITOR OF CDK2/4/6

IC50 Values: Lower value indicates stronger inhibition

Our Current Opportunities for NUV-422

Overview of Recurrent or Refractory High-Grade Gliomas

Cancer is the second leading cause of mortality in the U.S. and accounts for nearly one in four deaths. Primary tumors of the central nervous system (“CNS”) remain among the most difficult to treat, with a 5-year overall survival of approximately 35%. Gliomas represent 75% of malignant primary brain tumors and glioblastoma multiforme (“GBM”) accounts for over half of all gliomas. Compared to other areas of oncology, relatively few advances have been made in the treatment of brain cancers. Temozolomide (“TMZ”) is commonly used in front-line settings in combination with radiation, and it was first approved more than fifteen years ago in 2005. Bevacizumab approval soon followed in 2009 for recurrent GBM, but its use remains controversial due to conflicting clinical trial results. Consequently our initial proposed indication, recurrent or refractory high-grade gliomas, remains a significant unmet medical need with the first de facto option for recurrent GBM patients being clinical trials. Based on the preclinical data we have generated and clinical data others have generated, including patient biopsy, genetic sequencing and survival data, there is a strong biological rationale for targeting CDK2 in gliomas, including GBM. Coupled with preclinical data demonstrating preferential accumulation of NUV-422 in the brain without evidence of CNS toxicity, we believe that NUV-422 has the potential to bring significant clinical benefit to high-grade glioma patients.

Clinical Rationale for Targeting CDK2/4/6 in Gliomas

There is evidence suggesting CDK inhibition may be a promising therapeutic strategy in gliomas due to the role of CDKN2A deletion and CDK2 overexpression. Loss of CDKN2A occurs in majority of GBM (Brennan et al 2013). CDKN2A deletion and CDK2 overexpression are associated with worse survival in primary high-grade gliomas

(Appay et al., 2020, Wang et al., 2016). Abemaciclib (a potent inhibitor of CDK4/6 and weak inhibitor of CDK2) demonstrated an improvement of PFS in ND GBM patients in Phase 2 (Wen et al, 2021).

Preclinical Data

The in vitro anti-proliferative activity of NUV-422 was evaluated in six glioma cell lines, five of which have known CDKN2A deletions. Treatment with NUV-422 resulted in dose-dependent growth inhibition of all six glioma cell lines, with mean absolute IC50 values in the nanomolar range.

The in vivo antitumor activity of NUV-422 and TMZ was evaluated in a cell line-derived xenograft model, which harbors a CDKN2A deletion, implanted subcutaneously in the flank of immunocompromised mice. NUV-422 was administered orally once daily (“QD”) at 30 mg/kg. NUV-422 treatment resulted in reduced tumor volume (p < 0.0001) of tumors compared to the vehicle-treated group. In contrast, SOC TMZ had no significant effect on tumor growth compared to the vehicle-treated group. These results are illustrated in the following chart.

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

HIGH CONCENTRATIONS OF NUV-422 IN THE BRAIN

Clinical Development Plan for NUV-422 in Brain Tumors

We have successfully completed IND-enabling studies of NUV-422, our lead product candidate. The molecule has favorable pharmacological properties with a wide therapeutic index and has demonstrated a consistent nonclinical safety profile supportive of advancement into clinical trials. Most importantly, based on preclinical data, NUV-422 is unique among CDK inhibitors in that it is much more brain-penetrant and maintains a longer half-life in the brain than in the plasma, approximately 12 times the exposure in the brain compared to the plasma. We believe these characteristics will allow NUV-422 to more potently engage the intended targets in brain tumors compared to other CDK inhibitors that have been tested in brain tumors to date.

In October 2020, the FDA accepted our first IND application for NUV-422 for the treatment of patients with high-grade gliomas, including GBM. In December 2020, we began a monotherapy Phase 1/2 study (Protocol NUV-422-02) in high-grade gliomas and later amended the protocol in the second quarter of 2021 to include HR+ HER2- aBC (with and without brain metastases) and mCRPC. We are continuing to enroll patients in the monotherapy Phase 1 dose escalation portion of the study and data from this portion of the study is expected to be shared in the second half of 2022. After the determination of the recommended Phase 2 dose, the Phase 2 portion will enroll recurrent GBM,HR+ HER2- aBC, and mCRPC patients. This study is designed to evaluate safety and efficacy of NUV-422 as a monotherapy in these advanced solid tumors. This trial design is depicted below.

NUV-422-02: Seamless Phase 1/2 Trial Design

As part of the Phase 1 portion of the NUV-422-02 study, a surgical sub-study will be initiated to characterize the pharmacokinetics of NUV-422 in resected tumor tissue. In this sub-study, thirty patients with recurrent IDH-WT GBM requiring surgery per standard of care will be enrolled. Twenty patients will be randomized to receive NUV-422 for approximately 8 to 21 days before surgery. Ten patients will be randomized to receive no drug before surgery and can proceed to surgery per Investigator discretion. After recovery (14 – 21 days post-surgery), all 30 patients in this surgical cohort will have the option to receive NUV-422, if deemed appropriate by the Investigator.

After the determination of the recommended Phase 2 dose, the Phase 2 portion will enroll up to 40 patients with recurrent IDH-WT GBM with known CDKN2A/B/C status into Cohort 1. For these recurrent GBM patients, radiographic tumor assessments will be performed based on RANO criteria [Wen et al, 2010] to determine the primary objective of overall response rate (ORR) and duration of response (DOR).

NUV-422-02 rGBM Monotherapy Phase 1/2

The FDA granted Orphan Drug Designation to NUV-422 for the treatment of malignant gliomas and Fast Track Designation for the treatment of high-grade gliomas.

Overview of Metastatic Breast Cancer

Breast cancer is the most frequent malignancy in women worldwide, and the second most common cancer worldwide, with an estimated 1.8 million new diagnoses per year. In the U.S., breast cancer has the highest prevalence among all cancers. The Surveillance, Epidemiology, and End Results (“SEER”) Program at National Cancer Institute estimates that in 2020, there will be 276,000 new cases of breast cancer in the U.S. alone, and more than 40,000 deaths. Treatment options for breast cancer depend on many factors, including the stage of cancer. Breast cancer is a heterogeneous disease which is grouped into several clinical subtypes based on the expression of three proteins: ER, progesterone receptor (“PR”) and HER2. Both ER and PR are hormone receptors, and tumors that express either of these receptors are referred to as hormone receptor-positive. The ACS estimates that approximately 75-80% of all breast cancers express estrogen receptor (“ER+”) highlighting the central role of ER signaling in driving a large majority of breast cancer. Although early-stage non-metastatic disease is curable in approximately 70-80% of patients, advanced breast cancer with distant organ metastases is considered incurable with currently available therapies (Harbeck, et al 2019). Advanced breast cancer comprises inoperable locally advanced breast cancer, which has not spread to distant organs, and metastatic (stage IV) breast cancer; common sites of spread are bone, lungs, liver and brain. Currently, it is a treatable but virtually incurable disease, with metastases to distant sites, including the brain, being the cause of death in almost all patients, and a median overall survival of two to three years. Patients with metastatic breast cancer receive treatments that aim to relieve their symptoms and to prolong quality-adjusted life expectancy.

For patients with advanced ER+ breast cancer, endocrine therapy has been the backbone of treatment with a focus on developing a new generation of selective ER modulators (“SERMs”), aromatase inhibitors (“AIs”) and selective ER degraders (“SERDs”) due to emerging resistance to approved drugs. This resistance to endocrine treatment is due to multiple mechanisms, including changes in ER signaling and activation of other molecular pathways, such as CDK, mammalian target of rapamycin (“mTOR”), phosphoinositide 3-kinase (“PI3K”), mitogen-activated protein kinase (“MAPK”) and others (McAndrew & Finn, 2020). Recently, several agents targeting these mechanisms have been approved by the FDA: mTOR inhibitor (everolimus [2012]), followed by the approval of 3 CDK4/6 inhibitors (palbociclib [2015], ribociclib [2018] and abemaciclib [2018]), and more recently the PI3K inhibitor alpelisib for a subgroup of patients with PI3K alterations (2019). For a select group of patients with homologous recombination-deficient (“HR-D”) breast cancer, talazoparib, an oral PARP inhibitor, was approved by the FDA in 2018. All three approved CDK4/6 inhibitors—palbociclib, abemaciclib and ribociclib—are used in the metastatic setting. While patients with HR+ HER2- advanced breast cancer derive significant clinical benefit with first line treatment with a CDK4/6 inhibitor in combination with hormonal therapy, the majority eventually experience progression of their disease.

In 2019, worldwide sales for endocrine and targeted therapies treating ER+ breast cancer patients totaled $9.6 billion, with CDK4/6 inhibitors accounting for more than $6.0 billion. Given the incidence rate and cost of treatment, by 2027 the market size for adjuvant therapy, first line treatments and second line treatments in ER+ breast cancer could total $25 billion, $8 billion and $4 billion, respectively, with CDK4/6 inhibitors expected to account for approximately $14.0 billion.

Clinical Rationale for Targeting CDK2/4/6 in Breast Cancer Patients with Brain Metastases and Other Tumors.

It is estimated that at least 15% and as high as 50% of breast cancer patients will develop brain metastases during the course of their disease (Leone et al 2019). Patients with breast cancer brain metastasis (BCBM) have a poor prognosis with short overall survival and low quality of life. The prevalence of BCBM is increasing as treatment of primary cancers and imaging techniques improve. In addition, the brain is a “sanctuary site” for breast cancer cells treated with drugs that have poor penetration into the CNS. Thus, although a multitude of systemic treatment options exist for extracranial breast metastases, brain metastases continue to pose treatment challenges in clinical practice. For ER+ mBC patients, though recent Phase 3 trials demonstrated a PFS and even an overall survival benefit for CDK4/6 inhibitors in the first or second-line setting, there is limited evidence to inform their CNS-specific activity (Nguyen, et al 2019). Many studies included patients with stable and treated brain metastases or excluded patients with brain metastasis altogether, thus, the potential utility of CDK4/6 inhibitors for the prevention of CNS metastases remains unknown. A study of abemaciclib in BCBM patients demonstrated a slightly over 24% intracranial clinical benefit rate with 5% intracranial response rate (Tolaney et al 2020). While brain exposure was favorable in some of the patients, the overall low response rate in and outside the brain demonstrated that inhibition of CDK4/6 alone may not be enough for substantial control of the disease in this patient population. In addition, analyses of breast cancer metastases identified CDKN2A/p16 as a gene potentially associated with development of brain metastases. Patients with a higher p16 score had higher risk of brain metastases and worse overall survival (Furet, et al., 2017). Thus, targeting CDK2 in addition to CDK4/6 may present an important therapeutic strategy in ER+ mBC. In addition, up to 50% of patients with advanced HER2+ breast cancer who develop brain metastases, and a combination strategy of CDK2/4/6 inhibition with HER2-targeted therapy may warrant further investigation.

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

Clinical Rationale for Targeting CDK2/4/6 in ER+ mBC

It was recently reported in the PALOMA-3 trial of ER+ mBC patients that cyclin E1 overexpression is a potential resistance mechanism to palbociclib (Turner, et al 2019). The efficacy of palbociclib plus fulvestrant was approximately halved in patients with high cyclin E1 expression compared to patients with low cyclin E1 expression (median PFS of 7.6 vs 14.1 months, respectively). Since Cyclin E is a known binding partner to CDK2 leading to cell cycle progression, these results reinforce that CDK2 is a key bypass kinase of CDK4/6 inhibition that may be responsible for driving resistance to palbociclib.

Preclinical Data

The activity of NUV-422 as a single agent and in combination with approved and investigational SERDs was explored in several clinically relevant breast cancer models.

•
In a cell line derived xenograft model, the in vivo antitumor activity of NUV-422 alone and in combination with fulvestrant (Faslodex), an approved SERD, was evaluated. NUV-422 was administered orally QD at 30 mg/kg. NUV-422 treatment resulted in several tumor regressions compared to the vehicle-treated group. While fulvestrant alone had a significant effect on tumor volume, the combination of NUV-422 and fulvestrant results in several deep regressions in tumor volume. These results are illustrated in the figure below.

NUV-422 IS SUPERIOR TO FULVESTRANT IN XENOGRAFT MODEL OF ER+ METASTATIC BREAST CANCER

•
In a patient-derived xenograft model that harbored an ESR1 mutation and that was derived from a patient previously treated with a combination of letrozole and palbociclib, NUV-422 (30 mg/kg QD) treatment resulted in reduced tumor volume (p<0.0001) compared to the vehicle-treated group. Additionally, NUV-422 resulted in significantly reduced tumor volume when compared to comparator standard-of-care agents fulvestrant (p <0.0001) and palbociclib (p=0.0004). These results are illustrated in the figure below.

NUV-422 INHIBITS GROWTH OF AN ESR1 MUTANT BREAST CANCER MODEL DERIVED FROM A PATIENT THAT RECEIVED PRIOR CDK THERAPY

•
The in vivo antitumor activity of NUV-422 alone and in combination with elacestrant, an investigational oral SERD, was evaluated in an ESR1 mutant patient-derived xenograft model. NUV-422 was administered orally QD at 30 mg/kg. NUV-422 treatment resulted in reduced tumor volume (p<0.0001) compared to the vehicle-treated group. Additionally, NUV-422 resulted in significantly reduced tumor volume when compared to comparator standard-of-care agents fulvestrant (p<0.0001) and palbociclib (p<0.0001). Lastly, NUV-422 in combination with elacestrant resulted in deep tumor regressions. These results are illustrated in the figure below.

NUV-422 IN COMBINATION WITH AN INVESTIGATIONAL ORAL SERD, ELACESTRANT, CAUSES DEEP REGRESSIONS IN AN ESR1 MUTANT PATIENT-DERIVED XENOGRAFT MODEL

Development Plan for NUV-422 in aBC

For metastatic or advanced breast cancer, we are exploring NUV-422 as both a monotherapy and in combination with SOC agent, fulvestrant. We began a monotherapy Phase 1/2 study (Protocol NUV-422-02) in December 2020 in high-grade gliomas and later amended the protocol in the second quarter of 2021 to include HR+ HER2- aBC. We are continuing to enroll patients in the monotherapy Phase 1 dose escalation portion of the study and data from this portion of the study. After the determination of the recommended Phase 2 dose, the Phase 2 portion will enroll recurrent HR+ HER2- aBC with and without active brain metastases. Up to 40 patients will be enrolled into each of these aBC cohorts. Eligible patients must have received at least 1 but not more than 4 prior lines of systemic therapy for aBC including at least 1 prior line of hormonal therapy in combination with an approved CDK4/6 inhibitor. The primary objective is ORR and DOR based on radiographic tumor assessments performed per RECIST 1.1 criteria for both cohorts. For the aBC active brain metastases cohort, efficacy will be determined by radiographic tumor assessments performed by RANO-BM criteria [Lin et al, 2015], which will be used to derive intracranial ORR and DOR.

NUV-422-02 2L+ aBC Monotherapy Phase 1/2

In December 2021, the FDA cleared an IND for NUV-422 for the treatment of HR+ HER2- aBC. In 2022, we plan to initiate a Phase 1b/2 study in patients with HR+ HER2- aBC who have received prior hormonal therapy combined with an approved CDK 4/6 inhibitor. This study will begin with a Phase 1b dose escalation portion designed to evaluate safety and tolerability of the NUV-422 plus fulvestrant combination and to determine a recommended Phase 2 combination dose of NUV-422. The Phase 2 portion is a randomized, non-comparative study designed to evaluate the safety and efficacy of NUV-422 in combination with fulvestrant relative to NUV-422 monotherapy and fulvestrant monotherapy. Up to 200 patients may be enrolled into the Phase 2 portion across three arms. The primary endpoint for Phase 2 portion is ORR based on radiographic tumor assessments performed per RECIST 1.1 criteria.

NUV-422-03 Phase 1b/2 HR+ HER2- aBC study NUV-422 In Combination with Fulvestrant

Additional Preclinical data suggests broad potential for NUV-422 in endocrine-independent breast cancer.

The in vivo antitumor activity of NUV-422 was evaluated in an ER+ and an ER- model of Her2+ breast cancer. NUV-422 inhibited tumor growth in both models as a single agent and in combination with Tucatinib (Tukysa). Additionally, in the ER+ HER2+ model, the triple combination of NUV-422, tucatinib, and fulvestrant caused tumor regressions. The results are illustrated in the figure below.

NUV-422, AS A SINGLE AGENT, AND IN COMBINATION WITH SOC AGENTS, TUCATINIB AND FULVESTRANT, CAUSES REGRESSION OF HER2+ BREAST CANCER XENOGRAFTS

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

mCRPC is the most advanced form of the disease, and there are approximately 35,000 to 45,000 new incidences of mCRPC each year. Men with mCRPC have a poor prognosis and a predicted survival rate of fewer than two years from the initial time of progression.

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

Clinical Rationale for Targeting CDK2/4/6 in mCRPC.

The role of CDK2 as a crucial factor in development of metastases in patients with prostate cancer has been supported by an extensive analysis of patient gene sequencing data and clinical outcomes (Yin, et al 2018). This analysis identified CDK2 and CDKN2C as one of the most important genes in transcriptional dysregulation in prostate cancer when expression of CDK2 was significantly associated with recurrence of prostate cancer (p = 0.00793). The importance of CDK2 in cancer growth is further supported by knockout experiments suggesting that CDK2 is critical to the cell invasion. While a clinical trial of abemaciclib plus abiraterone in later line prostate cancer (CYCLONE 2) is ongoing and an additional study may be initiated soon in earlier line prostate cancer (CYCLONE 3). A randomized study of palbociclib with ADT in metastatic hormone-sensitive prostate cancer (mHSPC) patients demonstrated that addition of this CDK4/6 inhibitor to ADT did not improve prostate specific antigen endpoints or PFS in this population (Palmbos, et al 2021). Thus, targeting CDK2 in combination with hormonal therapy may be able to address an important unmet medical need in mCRPC patients who progress on current SOC therapy.

Preclinical Data

The in vivo antitumor activity of NUV-422 alone and in combination with enzalutamide (Xtandi), an approved prostate cancer drug, was evaluated in a patient-derived xenograft model, implanted subcutaneously in the flank of immunocompromised mice. NUV-422 was administered orally QD at 30 mg/kg. Treatment with NUV-422 alone resulted in reduced tumor volume compared to the vehicle-treated group. As illustrated in the figure below, while enzalutamide alone had very little effect on reducing tumor volume, the combination of NUV-422 and enzalutamide resulted in an enhanced antitumor effect, where all treated animals had marked tumor regression and half of the animals had complete tumor regression.

DEEP TUMOR REDUCTIONS OBSERVED IN ENZALUTAMIDE-RESISTANT PATIENT-DERIVED XENOGRAFT PROSTATE MODEL

The in vivo antitumor activity of NUV-422 was evaluated in an androgen receptor variant, ARv-7, harboring cell line-derived prostate xenograft model, implanted subcutaneously in the flank of immunocompromised mice. NUV-422 was administered orally QD at 30 mg/kg. Treatment with NUV-422 alone resulted in reduced tumor volume (p<0.001) when compared to the vehicle-treated group, as well as approved SOC groups, enzalutamide (p<0.001) or abiraterone (p<0.001). Abiraterone or enzalutamide did not cause significant growth inhibition in this model. The results are illustrated in the figure below.

NUV-422 EXHIBITS ANTI-TUMOR ACTIVITY IN AN ARV-7 PROSTATE CANCER MODEL RESISTANT TO ANTI-ANDROGEN THERAPIES

The in vivo antitumor activity of NUV-422 alone and in combination with enzalutamide, an approved prostate cancer drug, was evaluated in an androgen-sensitive cell line-derived xenograft model, implanted subcutaneously in the flank of immunocompromised mice. NUV-422 was administered orally QD at 30 mg/kg. As shown in the figure below, treatment with NUV-422 alone, and in combination with enzalutamide, resulted in significantly reduced tumor volume (p<0.001) compared to the vehicle-treated group. NUV-422 in combination with enzalutamide resulted in further growth inhibition when compared to the single agent groups.

NUV-422 IN COMBINATION WITH ENZALUTAMIDE CAUSES SIGNIFICANT TUMOR GROWTH INHIBITION IN ANDROGEN-SENSITIVE PROSTATE CANCER XENOGRAFT

Development Plan for NUV-422 in mCRPC

For mCRPC, we are exploring NUV-422 as both a monotherapy and in combination with SOC agent, enzalutamide. We began a monotherapy Phase 1/2 study (Protocol NUV-422-02) in December 2020 in high grade gliomas and later amended the protocol in the second quarter of 2021 to include mCRPC. We are continuing to enroll patients in the monotherapy Phase 1 dose escalation portion of the study and data from this portion of the study. After the determination of the recommended Phase 2 dose, the Phase 2 portion will enroll up to 40 mCRPC patients who have disease progression or rising PSA on prior therapies that include prior anti-androgen therapies and at least 1 prior line of taxane-based chemotherapy for castration-resistant disease. The primary objective is ORR and DOR based on radiographic tumor assessments performed per RECIST 1.1 criteria and Prostate Cancer Clinical Trials Working Group 3 (PCWG3) guidelines as well as a decrease in the prostate-specific antigen (PSA) to ≥ 50% less than the baseline PSA.

NUV-422-02 mCRPC Monotherapy Phase 1/2

In December 2021, the FDA cleared an IND for NUV-422 for the treatment of prostate cancer. In 2022, we plan to initiate a Phase 1b/2 study in patients with mCRPC who have received prior treatment with abiraterone acetate. This study will begin with a Phase 1b dose escalation portion designed to evaluate safety and tolerability of NUV-422 plus enzalutamide combination and to determine a recommended Phase 2 combination dose of NUV-422. The Phase 2 portion will be an open-label, single-arm study designed to evaluate safety and efficacy of NUV-422 in combination with enzalutamide in previously treated mCRPC patients who can have measurable or nonmeasurable disease. A minimum of 20 patients with measurable disease will be enrolled into the Phase 2 portion. The primary endpoint is ORR based on radiographic tumor assessments performed per RECIST 1.1 criteria and PCWG3 guidelines as well as PSA-response rate (PSA-RR) defined as the proportion of treated patients who achieve PSA response per PCWG3 guidelines.

NUV-422-04 Phase 1b/2 Study in mCRPC: NUV-422 combination with enzalutamide

Overview of NUV-868: BET Inhibitor Program

NUV-868 for Advanced Solid Tumors

NUV-868, a BD2-selective oral small molecule BET inhibitor, inhibits BRD4, a key member of the BET family that epigenetically regulates proteins that control tumor growth and differentiation. BETs consist of two sub-domains:

BD1, the inhibition of which is known to contribute to toxicity, and BD2, the inhibition of which is known to be important for efficacy. BET inhibitors have historically targeted both BD1 and BD2 less selectively, causing gastrointestinal toxicity and bone marrow suppressive effects like thrombocytopenia. NUV-868 is almost 1,500 times more selective for BD2 than BD1 and is designed to alleviate the therapeutic limiting toxicities observed by other non-BD2 selective BET inhibitors. NUV-868 in combination with androgen receptor-directed therapies may help to overcome resistance in prostate cancer. In addition, NUV-868 in combination with PARP inhibitors may have synergistic activity to increase efficacy across multiple solid tumors. We intend to initiate a Phase 1 trial of NUV-868 in patients with advanced solid tumors in mid-2022.

BET Inhibition in Advanced Solid Tumors

The BET family of proteins have critical biological functions and are found to be altered in many human cancers (Bechter and Schoffski, 2020). Genetic screening and nonclinical studies have implicated BET proteins in both hematologic malignancies and in solid tumors. BET proteins have been shown to drive transcription of a variety of oncogenes (reviewed in (Taniguchi, 2016)). For example, BRD4 was found to be enriched at super-enhancer regions of genes that play a major role in oncogenesis (Loven et al, 2013). Inhibition of BRD4 led to defects in transcription along with decreased mRNA of super-enhancer driven genes, including the Myconcogene (Loven et al, 2013). Besides genetic alterations, overexpression and perturbation of physiological BET function have been described. Chromosomal translocations involving BRD4 and BRD3 have been identified in particularly aggressive forms of nuclear protein in testis (NUT) midline carcinomas (NMC) (French et al, 2001; French et al, 2008). Overexpression of both BRD2 and BRD4 have been observed in glioblastoma cell lines and stem cells (Pastori et al, 2014). Furthermore, gene amplification and overexpression of BRD4 have been observed in patients with some ovarian cancers (Goundiam et al, 2015). Together, these observations suggest that the BET protein family plays multiple roles in oncogenesis.

BET proteins are epigenetic readers that turn on specific genes by binding unique regions of the genome through their ability to read specific chemical tags on chromatin. In some instances, BET proteins turn on oncogenes that are abnormally expressed in a variety of human cancers, such as c-myc. C-myc is believed to play a role in promoting the growth of up to 70% of all cancers. BET inhibitors have the potential to downregulate the expression of such driver oncogenes. These observations have resulted in the generation and clinical investigation of BET inhibitors in several cancer subtypes.

BET Inhibition with Anti-Androgen Therapy

The androgen receptor (AR) plays a pivotal role in castration-resistant prostate cancer, and androgen deprivation therapy is an effective strategy for suppressing the progression of most prostate cancers (Fujita and Nonomura, 2019). Enzalutamide is a nonsteroidal antiandrogen approved for the treatment of castration-resistant and metastatic castration-sensitive prostate cancer. The drug has been studied extensively in the clinic and, along with available real-world data since its approval, shows strong evidence of its efficacy and tolerability (Scott, 2018). Many patients with castration-resistant prostate cancer eventually develop resistance to antiandrogens, including enzalutamide, through a variety of mechanisms related to the AR, including mutation and overexpression (Fujita and Nonomura, 2019). A potential therapeutic strategy to overcome antiandrogen resistance is through BET inhibition, specifically inhibition of BRD4, which has been shown to drive transcription of the AR (Faivre et al, 2017). Data from a nonclinical study showed that a dual AR and BET inhibitor reduced transactivation of the AR mutant that mediates enzalutamide resistance, inhibited proliferation of AR-positive prostate cancer cells, and suppressed growth of prostate cancer xenografts in vivo (Yu et al, 2020). Additional nonclinical data provide evidence that combining BET inhibitors with AR antagonists, such as enzalutamide, could prevent resistance to these antagonists (Asangani et al, 2016). Published results from a Phase 1b/2a study of ZEN-3694 in combination with enzalutamide in patients with mCRPC showed promising preliminary efficacy results (progression-free survival [PFS] of 9 months, with a PFS of 10 months in patients with prior progression on enzalutamide monotherapy) (Aggarwal et al, 2020).

BET Inhibition with PARP Inhibition

Poly (ADP-ribose) polymerase (PARP) inhibitors block DNA repair and replication in cancer cells. Originally, PARP inhibitors were shown to target cells deficient in breast cancer gene 1 or breast cancer gene 2 (BRCA)-dependent homologous recombination pathways (Farmer et al, 2005); however, nonclinical and clinical evidence suggests that PARP inhibitors may also be effective in cancers lacking BRCA 1/2 mutations through alternative mechanisms (Keung et al, 2020; Kim et al, 2019; Ledermann et al, 2014; Mirza et al, 2016), expanding the potential population who might benefit from PARP inhibition. Several PARP inhibitors have now been approved for solid organ cancers, including ovarian, breast, prostate, and pancreatic cancers; however, their long-term use may be limited due to the development of resistance (reviewed in (Kim et al, 2021). Combination therapies that include drugs with other mechanisms of action are being investigated to potentially overcome common mechanisms of resistance to PARP inhibitors. Several nonclinical studies have provided evidence that BET inhibitors in combination with PARP inhibitors may provide synergistic activity against ovarian, breast, prostate, pancreatic, and small cell lung cancers and in cholangiocarcinoma (Fehling et al, 2020; Fiorentino et al, 2020; Karakashev et al, 2017; Lui et al, 2020; Miller et al, 2019; Mio et al, 2019; Pawar et al, 2018; Wilson et al, 2018; Yang et al, 2017). Two clinical studies are currently ongoing to test combination treatment using investigational BET inhibitors alongside approved PARP inhibitors: a Phase 2 study of ZEN-3694 + talazoparib in patients with metastatic or recurrent triple negative breast cancer (TNBC) (NCT03901469) and a Phase 1/2 study of PLX2853 + olaparib in patients with mCRPC (NCT04556617).

Our Solution—NUV-868

NUV-868, our lead candidate from our BET program, is a small molecule BD2-selective BETi for the treatment of solid tumors that is almost 1,500 times more selective for BD2 than BD1, which may potentially enable this molecule to reduce the toxicities associated with other non-BD2 selective inhibitors. Given BET’s promise as an oncology target, there are several BET inhibitors in development for several cancers. Other BET inhibitors that are not as selective for BD2, have been associated with toxicities including gastrointestinal and thrombocytopenia. The selectivity of several BET inhibitors that are currently in development is shown in the table below.

NUV-868 IS A MORE SELECTIVE BD2 INHIBITOR

IC50 values of NUV-868 and other BET inhibitors in development

1. Faivre et al 2020; 2. Various assays used; 3. Internal Nuvation Bio data; 4. https://ash.confex.com/ash/2020/webprogram/Paper140138.html;5.https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5474678/; 6. https://www.nature.com/articles/s41388-018-0150-2; 7. 2016-EORTCposter-ZenithEpigenetics.pdf

Preclinical Data

In two AML xenograft models, including a Kasumi-1 and an MV-4-11 model, NUV-868 demonstrated anti-tumor activity as compared to vehicle across three doses (5 mg/kg, 10 mg/kg and 20 mg/kg twice daily (BID)) out to

21 days, as shown in the graphs below. Notably, near complete tumor regression was observed in the 10-20 mg/kg NUV-868 groups.

NUV-868 IS HIGHLY POTENT IN KILLING AML CELLS IN IN VIVO XENOGRAFT MODELS

The pharmacodynamic effects of NUV-868 was evaluated in a systemic MV-4-11 model. NUV-868 was evaluated at a dose of 20 mg/kg BID. mRNA was isolated from control-treated and NUV-868 treated animals after 5 days of treatment. As demonstrated below, NUV-868 treatment reduced expression of tumor-promoting genes, c-Myc and BCL-2, and upregulated Hexim-1 which is indicative of BET inhibition.

NUV-868 DOWNREGULATES TUMOR PROMOTING GENES, SUCH AS C-MYC, AND UPREGULATES HEXIM-1, AN INDICATOR OF BET PROTEIN INHIBITION

The in vivo antitumor activity of NUV-868 alone and in combination with enzalutamide, an approved prostate cancer drug, was evaluated in an androgen-sensitive cell line-derived xenograft model, implanted subcutaneously in the flank of immunocompromised mice. NUV-868 was administered orally BID at 20 mg/kg. Treatment with NUV-868 alone, and in combination with enzalutamide, resulted in reduced tumor volume (p<0.001) compared to the vehicle-treated group. The combination resulted in significant growth inhibition than enzalutamide (p<0.01) or NUV-868 alone (p<0.05).

NUV-868 IN COMBINATION WITH ENZALUTAMIDE SIGNIFICANTLY INHIBITS GROWHT OF ANDROGEN-SENSITIVE PROSTATE CANCER XENOGRAFTS

NUV-868 in combination with AR directed therapies may help to overcome resistance in prostate cancer. Inhibition of BRD4 has been shown to drive transcription of the AR (Faivre et al, 2017). BET inhibitors given with AR antagonists, such as enzalutamide, may prevent resistance to these antagonists (Asangani et al, 2016).

NUV-868 as a single agent causes tumor reductions in an enzalutamide-resistant patient-derived prostate cancer xenograft model as noted in the graph below. Additionally, NUV-868 re-sensitized tumors back to enzalutamide and the combination caused deep tumor reductions in this model.

NUV-868 CAUSES TUMOR REDUCTIONS IN AN ENZALUTAMIDE-RESISTANT PATIENT-DERIVED PROSTATE CANCER XENOGRAFT MODEL

NUV-868 in combination with PARP inhibitors may have synergistic activity to increase efficacy across multiple solid tumors. Several nonclinical studies have provided evidence that BETi in combination with PARPi may provide synergistic activity against ovarian, breast, prostate, pancreatic, and small cell lung cancers (Fehling et al, 2020; Fiorentino et al, 2020; Karakashev et al, 2017; Lui et al, 2020; Miller et al, 2019; Mio et al, 2019; Pawar et al, 2018; Wilson et al, 2018; Yang et al, 2017). As noted in the figure below, NUV-868 + olaparib suppresses HR-proficient ovarian tumor growth better than olaparib alone. NUV-868 + olaparib increases double stranded DNA breaks (γH2AX) in an HR-proficient ovarian tumor model.

COMBINATION OF NUV-868 + OLAPARIB INCREASES DOUBLE STRANDED DNA BREAKS (gH2AX) IN AN HR-PROFICIENT OVARIAN TUMOR MODEL

The in vivo antitumor activity of NUV-868 alone and in combination with olaparib was evaluated in a patient-derived xenograft model, harboring a BRCA mutation derived from a patient that was previously treated with olaparib. NUV-868 was administered orally at 10 mg/kg BID. As illustrated in the graph below, while olaparib alone had very little effect on reducing tumor volume, the combination of NUV-868 and olaparib resulted in an enhanced antitumor effect when compared to the vehicle group (p<0.05).

COMBINATION OF NUV-868 AND OLAPARIB SUPPRESSES GROWTH OF A HR-DEFICIENT OVARIAN CANCER MODEL DERIVED FROM A PATIENT PREVIOUSLY TREATED WITH OLAPARIB

NUV-868’s BD2 selectivity may limit gut toxicity observed with other dual BD1 / BD2 BET inhibitors. In tissue samples from a rat small intestine treated with vehicle and non-selective BET inhibitor, ABBV-075, treatment with ABBV-075 led to a marked reduction in healthy goblet cells, which are central in protecting the mucous membrane in the GI tract (Faivre et al 2020). By comparison, a notably higher dose (30 mg/kg) of NUV-868 showed no apparent evidence of goblet cell loss in mice. These results are shown in the images below. We believe this data supports the potential for NUV-868 to limit the gastrointestinal toxicities that are associated with other BET inhibitors.

HIGH SELECTIVITY FOR BD2 OVER BD1 REDUCES THE GUT TOXICITY OBSERVED WITH OTHER BET INHIBITORS

ABBV-075 (Dual BD1 / BD2) Faivre et al 2020	NUV-868 (BD2 Selective)

The other main toxicity associated with BET inhibitors is thrombocytopenia. While most non-selective BET inhibitors lower platelet levels and cause thrombocytopenia, NUV-868 has demonstrated higher platelet levels as a function of reversing platelet suppression associated with untreated tumor burden and a lack of bone marrow-suppressive side effects. In the table below, platelet counts are measured in a MV 4-11 AML xenograft hematology panel 24 hours post the final dose of NUV-868 on day 21 across three dose levels. As compared to treatment with vehicle, platelet counts are higher for the NUV-868 cohorts across the low (5 mg/kg), medium (10 mg/kg) and high (20 mg/kg) doses.

NUV-868 REVERSES PLATELET SUPPRESSION IN AML

MV 4-11 AML Xenograft Hematology Panel

(24-hours post final dose on Day 21)

Clinical Development Plan for NUV-868 in Advanced Solid Tumors

In January 2022, the FDA cleared an IND for NUV-868 for the treatment of advanced solid tumors. With the clearance of this IND, we will be initiating a Phase 1/2 study of NUV-868 as a monotherapy and in combination with olaparib or enzalutamide in multiple tumor types. This protocol (NUV-868-01) will initiate in mid-2022 with a Phase 1 monotherapy dose escalation study in advanced solid tumor patients. A Phase 1b study will then be initiated exploring NUV-868 in combination with olaparib in previously treated ovarian cancer, pancreatic cancer, mCRPC, and TNBC patients and in combination with enzalutamide for mCRPC patients followed by a Phase 2b study to further explore safety and efficacy once the recommended Phase 2 combination dose is determined. A Phase 2 monotherapy study will also be initiated in mCRPC patients as well to further explore safety and efficacy. The primary endpoints for the Phase 1 and Phase 1b portions will be safety, tolerability, and the determination of the recommended phase 2 monotherapy or combination dose. In the Phase 2 and 2b portions, the primary objective is PSA-RR for the mCRPC cohorts and ORR by RECIST 1.1 for the ovarian, pancreatic, and TNBC cohorts.

NUV-868-01 Phase 1/1b Study: Monotherapy & Combination

Overview of NUV-569: Wee1 Program

NUV-569 is a differentiated oral small molecule selective inhibitor of Wee1 kinase, an important regulator of DNA damage repair. Wee1 inhibitors increase the efficacy of DNA-damaging therapies by forcing cancers to replicate before they can repair their damaged DNA. NUV-569 is a highly potent Wee1 kinase inhibitor that synergizes with DNA-damaging agents to enhance cancer cell death. NUV-569 is designed to limit off-target effects by improving its kinase selectivity. NUV-569 has low inhibition of PLK1, which may improve tolerability including reduction of bone marrow and GI toxicity.

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

Wee1 Inhibitors in Clinical Development and Limitations

We are aware of several clinical-stage and preclinical-stage Wee1 inhibitors being developed for patients with solid tumors, including product candidates from AstraZeneca, Zentalis, DebioPharm, Impact Therapeutics, and

Schrodinger. To our knowledge, there is not a commercially available Wee1 inhibitor and the most advanced Wee1 inhibitor is currently in Phase 2 development with Phase 3s in the planning stages. There are 15 industry sponsored ongoing trials evaluating molecules targeting Wee1 inhibitors with several Phase 1 signal-seeking basket trials are ongoing (ClinicalTrials.gov; Citeline).

Adavosertib (AZD1775), which is manufactured by AstraZeneca (AZD), is currently the most advanced, being studied as a monotherapy and in combination with chemotherapy, anti-PD-L1 (durvalumab), and PARPi. AZD is planning a Phase 3 pivotal study for adavosertib in uterine carcinoma. Data from adavosertib Phase 1 and 2 trials have been published and have demonstrated the following efficacy data:

•
Adavosertib with multiple chemotherapy regimens in platinum-refractory ovarian cancer, Phase 2: NCT02272790
o
In the 94 pts treated (median treatment duration 3 months; range 0–16 months), outcomes were greatest with adavosertib (weeks [W]1–3) + carboplatin cohort with ORR of 67% and median PFS (mPFS) of 10.1 months for this cohort (Moore et al, ASCO, 2019).
•
Adavosertib monotherapy in advanced refractory solid tumors with CCNE1 amplification; Phase 2: NCT03253679
o
ORR of 25.9% and a median PFS of 4.7 mos; OS rate was 55% (Fu et al., AACR, 2021)
•
Adavosertib + durvalumab in advanced solid tumors; Phase 1: NCT02617277
o
Two confirmed PR (soft tissue and esophageal tumors) with DCR of 36% (Patel et al, ASCO 2019)
•
Adavosertib + olaparib in PARPi-resistant ovarian cancer; Phase 2 (EFFORT): NCT03579316 (Westin et al, ASCO 2021)
o
Adavosertib monotherapy demonstrated ORR of 23%, SD of 66%, and mPFS of 5.5 mos
o
Adavosertib + olaparib demonstrated ORR of 29%, SD of 66%, and mPFS of 6.4 mos
•
Adavosertib vs. active monitoring for TP53 and RAS mutant metastatic colorectal cancer, Phase 2: EudraCT Number 2012-005111-1
o
Adavosertib arm demonstrated a mPFS of 3.6mos (HR 0.35; p=0.0022) with an immature mOS of 13.1 mos while the active monitoring arm demonstrated a mPFS of 1.8mos and mOS of 11.3 mos (Seligmann et al, ESMO 2021)
•
Adavosertib + carboplatin in Platinum-refractory ES-SCLC; Phase 2: NCT02937818
o
No responses observed; 30% of pts had disease control at 12 weeks with mPFS of 2.6 mos and mOS of 4.67 mos (Results posted on clinicaltrials.gov)

Although AZD1775 has shown encouraging clinical efficacy data in patients with uterine serous carcinoma and ovarian and pancreatic cancers, we believe it has the following limitations with regards to its safety profile.

•
Potent inhibition of polo-like kinase 1 (“PLK1”). PLK1 is a cell kinase that phosphorylates Wee1 as the cell approaches the G2/M cell cycle checkpoint thus promoting and enabling the cell replication process. Potent PLK1 inhibition may be responsible for gastrointestinal and bone marrow toxicity. AZD1775 is a highly potent inhibitor of PLK1, having demonstrated an IC50 of 15 nanomolar in biochemical studies, and thus may contribute to bone marrow and GI toxicity.
•
Liver enzyme inhibition. AZD1775 inhibits liver enzyme CYP3A4, which is responsible for elimination of drug and drug metabolites from the body.
•
Tolerability. In a Phase 1 clinical trial in patients with locally advanced pancreatic cancer, AZD1775 in combination with gemcitabine, an FDA-approved chemotherapy, and radiation, eight patients (24%) experienced a dose-limiting toxicity, most commonly anorexia, nausea, or fatigue, thus preventing continuous dosing of AZD1775.

Other Wee1 inhibitors are also currently in early phase development. Zentalis has multiple ongoing studies for ZN-c3 as a monotherapy and in combination. The company is pursuing a fast-to-market strategy in uterine serous carcinoma (USC), where the ongoing Phase II trial has registrational intent. Zentalis is also planning to start a tumor agnostic biomarker-driven Phase II trial with registrational potential. In a Phase 1/2 study of ZN-c3 in advanced solid tumors an ORR of 43% in the USC population was observed (Zentalis PR 6/28/2021; Zentalis Nov 2021 presentation). Phase I solid tumor basket studies are ongoing for Debio-0123 + carboplatin (Debiopharm) and IMP7068 monotherapy (Impact Therapeutics) (ClinicalTrials.gov; Citeline).

Our Solution—NUV-569

NUV-569, our lead candidate from our Wee1 program, is a differentiated oral small molecule selective inhibitor of Wee1 kinase, an important regulator of DNA damage repair. NUV-569 is a highly potent Wee1 kinase inhibitor that synergizes with DNA-damaging agents to enhance cancer cell death. NUV-569 is designed to limit off-target effects by improving its kinase selectivity. NUV-569 has low inhibition of PLK1, which may improve tolerability including reduction of bone marrow and GI toxicity. Specifically, in our preclinical studies NUV-569 demonstrated single digit nanomolar inhibition of Wee1, an approximate 45-fold lower PLK1 inhibition than AZD1775 and 9-fold lower potency in inhibiting proliferation of rat gut epithelial cells (IEC6) than AZD1775, which we believe suggests NUV-569 may have better GI tolerability than AZD1775. The following table demonstrates the favorable potency and selectivity profile of NUV-569 compared to AZD1775.

NUV-569’S HIGHLY POTENT AND SELECTIVE PROFILE = LESS TOXICITY

Preclinical Results

Wee1 inhibition can synergize with chemotherapy and radiation therapy leading to mitotic catastrophe and eventually, cell death. In an in vitro preclinical study of pancreatic cancer in combination with gemcitabine and radiation therapy, we observed NUV-569's anti-tumor activity and potency in inducing apoptosis in pancreatic cancer cells, as shown in the figure below.

NUV-569 FURTHER ENHANCES CANCER CELL DEATH IN COMBINATION WITH BOTH GEMCITABINE AND RADIATION

Enhancement of chemotherapy cytotoxicity by NUV-569 was observed in additional pancreatic models and triple negative breast cancer (TNBC) models. As demonstrated in the figure below, the cytotoxicity of SOC agent, gemcitabine, was enhanced by NUV-569 addition in several pancreatic cancer cell lines. Similarly, the addition of NUV-569 enhanced the cytotoxicity of SOC, carboplatin, in several TNBC models.

NUV-569 SYNERGIZES WITH SOC GEMCITABINE IN PANCREATIC CANCER CELLS AND CARBOPLATIN IN BREAST CANCER CELLS TO ENHANCE CANCER CELL DEATH

The in vivo antitumor activity of NUV-569 alone and in combination with carboplatin, was evaluated in a TNBC cell line-derived xenograft model. NUV-569 was administered orally BID at 30 mg/kg and 70 mg/kg, in combination with carboplatin. As illustrated in the figure below, while carboplatin alone had very little effect on reducing tumor volume, the combination of NUV-569 and carboplatin resulted in an enhanced antitumor effect when compared to the vehicle-treated and the carboplatin-treated group. In an in vivo model of ovarian cancer, the combination treatment of

NUV-569 and gemcitabine resulted in tumor regressions when compared to the vehicle-treated and gemcitabine-treated groups.

NUV-569 SYNERGIZES WITH SOC CARBOPLATIN AND GEMCITABINE TO INHIBIT TUMOR GROWTH IN BREAST AND OVARIAN CANCER XENOGRAFTS

Next Steps

We intend to submit an IND for NUV-569 by the end of 2022 and initiate Phase 1 trials in patients with advanced solid tumors following IND clearance. We are also continuing to evaluate additional Wee1 inhibitors for the potential to increase efficacy and further widen the therapeutic window.

Overview of Our A2AAdenosine Receptor Program

Our adenosine receptor inhibitors are designed to have high affinity for the A2A adenosine receptor, which plays multiple critical roles in human physiology and pathophysiology including anti-cancer immunity. We intend to nominate a clinical development candidate by year end 2022.

NUV-1182, an A2A adenosine receptor inhibitor, boosts immune function and may enhance the efficacy of IO-targeted therapies. A2Aadenosine receptor plays multiple critical roles in human physiology and pathophysiology including anti-cancer immunity. Accumulation of adenosine in the tumor microenvironment may be a critical factor in limiting the activity of currently available immuno-oncology drugs, including anti-PD1/PD-L1 drugs and anti-cancer chimeric T cells. Targeting A2A adenosine receptor may overcome this blockade, leading to improved anti-cancer activity in tumors which are resistant to immuno-oncology drugs and T cell therapies.

In our preclinical studies, our adenosine receptor inhibitors, NUV-035, NUV-115 and NUV-1182, have high affinity for the A2A adenosine receptor demonstrating single digit nanomolar binding affinity. Our preclinical studies demonstrate that NUV-035, NUV-115 and NUV-1182 have desirable pharmacokinetic profiles, with high exposure following a single oral dose in mice. Furthermore, in a melanoma cell line derived xenograft model, daily oral dosing with NUV-1182 enhanced the tumor suppressive activity when combined with either an anti-PD1 antibody or an anti-PD-L1 antibody.

NUV-1182 IS A POTENT AND SELECTIVE A2A ADENOSINE RECEPTOR INHIBITOR

The in vivo antitumor activity of NUV-1182 and other adenosine inhibitors include competitor molecules such as AB-928 (Arcus Biosciences) and CPI-444 (Corvus Pharmaceuticals), was evaluated in a melanoma cell line derived syngeneic xenograft model. As demonstrated in the figure below, NUV-1182 enhanced the tumor suppressive activity when combined with an anti-PD1 antibody, compared to anti-PD1 alone. NUV-035 and NUV-115, other adenosine receptor antagonists, also demonstrated enhanced anti-tumor activity when combined with anti-PD1.

NUVATION A2A ADENOSINE RECEPTOR INHIBITORS INCREASE THE ANTI-TUMOR ACTIVITY OF IMMUNE CHECKPOINT INHIBITORS IN AN IN VIVO MELANOMA XENOGRAFT MODEL

Our A2A adenosine receptor inhibitors have an attractive PK profile, with good oral bioavailability and do not effectively cross the blood-brain barrier. Brain to plasma ratios range from 0.02 to 0.2, demonstrating that our compounds do not effectively cross the blood-brain barrier. Our compounds are currently being tested in several syngeneic tumor models, with tumor volume and tumor infiltrating immune cell profiling and mechanism of action studies.

NUVATION A2A INHIBITORS HAVE AN ATTRACTIVE ORAL PHARMACOKINETIC PROFILE AND DO NOT CROSS THE BLOOD-BRAIN BARRIER

Overview of Our DDC Technology Platform

The foundations of our DDCs are built by employing tissue-targeting small molecules fused to anti-cancer warheads of existing drugs with well-understood mechanisms of action. For example, our PARP-AR DDC, NUV-1156, is composed of the AR binder Xtandi (enzalutamide) fused to the warhead of the PARP inhibitor Lynparza® (olaparib) to address advanced stage prostate cancers with the potential to move into earlier lines typically treated with surgical prostatectomy. Our PARP-ER DDC, NUV-1176, is composed of a PARP inhibitor warhead that is fused to the binding domain of an ER-targeting small molecule to address ER+ breast and ovarian cancer. NUV-1511 is a DDC that fuses a targeting agent to a widely used chemotherapy agent. In preclinical models, NUV-1156 and NUV-1176 potently kill tumor cell lines without killing healthy cells in the bone marrow and the gastrointestinal tract. In in vivo models of prostate and breast cancer, NUV-1511 caused significant tumor growth inhibition and regression when compared to the targeting ligand or the chemotherapy-treated groups. We intend to nominate our first clinical development candidate from our DDC platform in the second half of 2022.

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

ADCs

ADCs exert their antitumor activity by using monoclonal antibodies to deliver potent cytotoxins directly to tumors. ADCs have three primary components: (1) a monoclonal antibody that recognizes an antigen on the tumor and is responsible for directing the therapy to the tumor; (2) a cytotoxic molecule that causes cell death, typically by interrupting a critical cell function such as replication; and (3) a linker that attaches the cytotoxin to the antibody. The two main attributes of ADC therapeutics are:

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

Our Solution—DDCs

Our DDC platform has generated orally bioavailable or IV small molecules that fuse the binding domains of two different drugs to target two different targets, simultaneously. Our platform leverages our drug discovery and chemistry expertise to find the minimum target binding sites of drug X and drug Y and fuse them together, while maintaining activity. Our DDCs are designed to selectively bind to intracellular as well as surface cell membrane targets that are expressed more highly in specific target tissues and to potently deliver anti-cancer warheads to these target tissues. The figure below depicts our DDC approach.

DRUG-DRUG CONJUGATES ARE DESIGNED TO BIND TWO DIFFERENT TARGETS SIMULTANEOUSLY

Key benefits of our DDCs include:

•
Tissue-selective targeting improves therapeutic index vs. untargeted warhead;
•
Oral or IV delivery;
•
Binds intracellular and cell membrane targets;
•
Highly cell permeable; and
•
Simpler and less expensive to manufacture

We believe our DDC technology will be broadly applicable and can be replicated across many other existing therapies to transform the SOC across multiple indications for oncology.

We are currently in preclinical development and intend to nominate our first lead clinical development candidate in the second half of 2022.

NUV-1156: Targeting AR and PARP for Prostate Cancer

NUV-1156 is an oral small molecule that is composed of a PARP inhibitor warhead that is fused to the binding domain of an AR-targeting small molecule. In preclinical models, NUV-1156 demonstrated the ability to kill tumor cells associated with high AR-expression, sparing healthy cells in bone marrow and the gastrointestinal tract that do not have high levels of AR expression.

We are exploring the use of PARP-AR DDCs in prostate cancer, initially focused on mCRPC where there is an urgent unmet medical need. The ability of our PARP-AR DDC to kill prostate cancer cells resistant to current therapies suggests that this drug could play a role in advanced stage prostate cancer, particularly in the Xtandi and Zytiga resistant setting.

Additionally, we believe PARP-AR DDCs could play a role in early-stage prostate cancer where the SOC for newly diagnosed, early-stage patients is radical prostatectomy and radiation therapy which often results in serious side effects, including urinary incontinence, erectile dysfunction and fecal incontinence. We believe a PARP-AR DDC could potentially allow early-stage patients to avoid surgical radical prostatectomy and radiation therapy, which we believe could be a major transformation for the treatment of prostate cancer.

NUV-1156 Drug Design and Mechanism of Action

Our PARP-AR DDCs kill cells via an AR-targeted mechanism. NUV-1156 consists of the warhead from the PARP inhibitor Lynparza (olaparib) which is fused to an AR-binding domain of Xtandi (enzalutamide). We believe this drug design will potentially allow for a PARP inhibitor to be potently delivered to high AR-expressing tumors, like prostate cancer, while potentially reducing the off-target toxicities associated with other PARP inhibitors, namely toxicity in the bone marrow and gastrointestinal tract, which are low AR-expressing tissues. The figure below depicts the components of NUV-1156.

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

Prostate Cancer Overview

See “Prostate Cancer Overview” for NUV-422, above.

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

UNLIKE CURRENT PARP INHIBITORS, NUV-1156 KILLS HR-DEFICIENT AND HR-PROFICIENT CANCER CELL LINES WITH EQUALLY HIGH POTENCY

In an Xtandi (enzalutamide)-resistant prostate cancer cell model, NUV-1156 demonstrated the ability to kill cancer cells while sparing healthy gastrointestinal cells in vitro. In the figure below, the grey bars represent prostate cancer cells (22Rv1 prostate cancer cell line model) and the blue bars represent gastrointestinal epithelial cells, or healthy tissue (IEC-6, a standard model for healthy rat gastrointestinal epithelial cells). In this enzalutamide-resistant model, Xtandi (enzalutamide) had no toxicity on IEC-6 gastrointestinal cells but had little efficacy on Xtandi-resistant prostate cancer cells, a suboptimal effect. Lynparza (olaparib) fared even worse, having little efficacy on Xtandi-resistant prostate cancer, but killing gastrointestinal epithelial cells three times more potently than it kills prostate cancer cells. As compared to Lynparza (olaparib) and Xtandi (enzalutamide), NUV-1156 was observed to be significantly more potent and selective for prostate cancer cells than either Lynparza or Xtandi alone, killing Xtandi-resistant prostate cancer with low nanomolar potency while having little toxicity on healthy gastrointestinal epithelial cells. These results are shown in the figure below.

NUV-1156 KILLS ENZALUTAMIDE-RESISTANT PROSTATE CANCER (HIGH AR) CELLS BUT SPARES HEALTHY COLON (LOW AR) CELLS IN VITRO

In addition to NUV-1156, several other PARP-AR DDCs have demonstrated potent growth inhibition of prostate cancer cells lines, while sparing healthy gastrointestinal cells in vitro. In the figure below, the in vitro IC50 values for several PARP-AR DDCs are shown ranging from less than <150 nM to <250 nM in the prostate cancer cell line 22RV1, and from <30 nM to <150 nM in the prostate cancer cell line LNCaP. In contrast, in vitro IC50 values for the normal gastrointestinal epithelial cell line IEC6 are >30,000 nM. This leads to 22RV1/IEC6 selectivity ratios of up to 250-fold.

NEW AR-DDCS ARE EVEN MORE POTENT AND SELECTIVE THAN NUV-1156 AT KILLING PROSTATE CANCER CELLS (22RV1 AND LNCAP) COMPARED TO GUT EPITHELIAL CALLS (IEC6)

Thus, in preclinical models, PARP-AR DDCs have demonstrated the ability to kill high AR-expressing tissues like prostate cancer while sparing low AR-expressing tissues like healthy gastrointestinal epithelial cells. This level of specificity may potentially allow a prostate-specific DDC to kill prostate cancer cells in the prostate while sparing other low AR-expressing cells like nerve and blood vessel cells, which are directly impacted during prostate ablation procedures like radical prostatectomy and radiation therapy, the current SOC for early stage prostate cancer. While prostatectomy and radiation ablation are potentially curative, these interventions can result in serious side effects, including erectile dysfunction, urinary incontinence and/or fecal incontinence, or other sequelae of invasive surgery, as a result of damage to the tissues surrounding or within the prostate like healthy blood vessels and nerve cells. We believe that PARP-AR DDCs have the potential to become a non-surgical/non-radiation curative alternative for these patients, representing a large potential market opportunity.

NUV-1176: Targeting ER and PARP for ER+ Breast Cancers

NUV-1176 is an oral small molecule that is composed of a PARP inhibitor warhead that is fused to the binding domain of an ER targeting small molecule. In preclinical models, NUV-1176 potently kills both HR-D and HR-P ER+ tumor cell lines without killing healthy gastrointestinal epithelial cells. We are exploring the use of NUV-1176 for ER+ breast cancer and ovarian cancer. We are currently in preclinical development and intend to nominate our first lead clinical development candidate in the second half of 2022.

Overview of ER+ Breast Cancers

See “Overview of Breast Cancer” for NUV-422, above.

ER Selectively Expressed in ER-Specific Tissue

In women, ER protein expression is limited primarily to the sex organs, with median to high ER expression levels seen across the fallopian tube, breast, vagina, uterine, cervix and endometrium tissues. In contrast, ER expression is either low or not detected in the bone marrow and intestine, organs strongly associated with current commercially available PARP-inhibitor toxicity. Given that ER is more highly expressed in tumors that arise in female sex organ tissues like breast or ovarian cancer than tissues like the bone marrow or gastrointestinal tract, we believe an ER-targeted DDC will have improved anti-tumor activity while limiting the toxicity profile associated with current commercially available PARP inhibitors.

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

NUV-1176, AN ER-TARGETED DDC, POTENTLY KILLS BOTH HR-D AND HR-P ER+ BREAST CANCER CELLS WITH MINIMAL EFFECTS ON HEALTHY COLON CELLS

NUV-1511: A Targeted DDC Derived from a Widely Used Chemotherapy Agent for Prostate and Breast Cancer

NUV-1511 is a DDC that fuses a targeting agent to a widely used chemotherapy agent that suppresses the growth of prostate and breast cancer. We believe NUV-1511 may be able to limit the adverse side effects of the chemotherapy agent while effectively targeting prostate and breast tumors.

Preclinical data

The anti-tumor efficacy of NUV-1511 was evaluated in a prostate cancer cell line derived xenograft model. As shown in the figure below, NUV-1511 demonstrated significant tumor growth inhibition with IV dosing and two different dosing regimens. Of note, the DDC targeting ligand or chemotherapy agent alone did not inhibit tumor growth to the extent of NUV-1511.

NUV-1511 was also examined in an ER+/PR+ breast cancer cell line derived xenograft model. As shown below, both dosing regimens of NUV-1511 caused significant tumor regressions. The DDC targeting ligand or the chemotherapeutic agent were less effective in inhibiting tumor growth.

NUV-1511, A DDC DERIVATIVE OF A WIDELY USED CHEMO AGENT, CAUSES REGRESSIONS OF PROSTATE AND BREAST CANCER XENOGRAFTS

DDCs have the Potential to Achieve Significant Plasma Exposure Following Oral Dosing in Preclinical Models

As shown in the figure below, following single oral dosing in mice, several new DDCs, with various nuclear hormone receptor targeting and various warheads, have achieved enhanced plasma concentrations and exposure compared with NUV-1156, with plasma exposure, (AUC), exceeding 1000 nM*hr.

NEW DDCS HAVE IMPROVED ORAL BIOAVAILIBILITY COMPARED WITH NUV-1156

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries for our investigational products, to operate without infringing valid and enforceable patents and proprietary rights of others, and to prevent others from infringing on our proprietary or intellectual property rights.

We seek to protect our proprietary position by pursuing patents that cover the compositions of matter, formulations, methods of use or methods of synthesis relating to our investigational products, as well as other discoveries, technologies, inventions and improvements that may be commercially important to our business. We generally seek patent protection in the U.S. and in foreign jurisdictions such as Australia, Brazil, Canada, Europe, China, Japan, India, Israel, New Zealand, Mexico, Singapore, South Africa, Republic of Korea, Hong Kong and Taiwan.

As of December 31, 2021, our company-owned patent portfolio consists of approximately 6 issued U.S. patents, 35 pending U.S. patent applications, 9 pending PCT applications, and 168 pending foreign patent applications.

NUV-422, our lead investigational product, is covered by an issued patent in the U.S. that claims the composition of matter of NUV-422. This patent is expected to expire in 2039 (not including patent term extension that may be available to extend the term of the patent). Corresponding patent applications covering the composition of matter of NUV-422 are pending in certain foreign jurisdictions. We also have pending patent applications directed towards specific therapeutic indications and certain solid forms of NUV-422, which if issued, are anticipated to expire in 2042.

Because of the extensive time required for development, testing and regulatory review of an investigational product, it is possible that, before a product can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides. In the U.S., the term of a patent covering an FDA-approved product may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended and the amount of available extension to any patent term extension-eligible patent depends on a variety of factors, including the date on which the patent issues and certain dates related to the regulatory review period. Possible extensions may be available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved product. While we intend to seek patent term extensions in any jurisdictions where they are available to us, there is no guarantee that the applicable authorities, including the FDA or the USPTO, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

We also rely on trade secrets to protect our technology and product candidates, especially where we do not believe patent protection is appropriate or obtainable. We seek to protect our proprietary information, in part, using confidentiality agreements with our partners, collaborators, employees and consultants.

Our commercial success may depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, obtain licenses or cease certain activities. Our failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drug products may have a material adverse impact on us.

The intellectual property positions for biotechnology and pharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. For information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

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

To date, we have obtained APIs and drug product for our investigational products from single-source third-party CMOs. We are in the process of developing our supply chain for each of our investigational products and intend to put in place framework agreements under which CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs, and which agreements will provide us with intellectual property rights necessary to conduct the business. We seek to use a different CMO for each investigational product and will consider further diversification of drug product and supply organizations as circumstances warrant. Overall, as we advance our investigational products through development, we will start by seeking multiple sources for raw materials and address other potential points of concern over time.

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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop small molecules and drug conjugates as treatments for cancer patients. There are many other companies that have commercialized and/or are developing such treatments for cancer including large pharmaceutical and biotechnology companies, such as AstraZeneca plc, Bristol-Myers Squibb Company (“BMS”), Eli Lilly, Merck, Novartis Pharmaceuticals Corporation ("Novartis"), Pfizer, Regeneron Pharmaceuticals, Inc. in partnership with Sanofi Genzyme (“Sanofi”) and Roche.

For our CDK2/4/6 and/or CDK 2 alone inhibitors, we are aware of several clinical-stage and preclinical stage CDK inhibitors being developed as monotherapy or in combination with other drugs, including, but not limited to, product candidates being developed by Pfizer, Fosun Pharma, Cyclacel, Adastra/Cothera Bio, Blueprint Medicines, Aucentra, ARC Therapeutics, and Regor Therapeutics.. In addition, CDK 4/6 inhibitors from Pfizer, Novartis and Eli Lilly are commercially available for patients with breast cancer and are also in clinical trials for other types of cancer. G1 Therapeutics received approval with its CDK4/6 inhibitor to decrease the incidence of chemotherapy-induced myelosuppression extensive-stage small cell lung cancer and is exploring trilaciclib in other oncology indications, including additional breast indications.

For our BET inhibitor, we are aware of several clinical-stage BET inhibitors being developed for patients with hematological malignancies and solid tumors, including, but not limited to, product candidates from Constellation Pharma/MorphoSys Company, Plexxikon, Zenith Epigenetics, Incyte, Boehringer Ingelheim, Abbvie, BMS, Jacobio, Foghorn Therapeutics, Sierra Oncology, Betta Pharmaceuticals and Ranok Therapeutics. In addition, there are a number of BET inhibitors at the preclinical stage. To our knowledge, there is currently no commercially available BET inhibitor and the most advanced BET inhibitor is in a Phase 3 clinical trial (pelabresib for myelofibrosis).

For our Wee1 inhibitor, we are aware of several clinical-stage and preclinical-stage Wee1 inhibitors being developed for patients with solid tumors, including product candidates from AstraZeneca, Zentalis, DebioPharm, Impact Therapeutics, and Schrodinger. To our knowledge, there is currently no commercially available Wee1 inhibitor and the most advanced Wee1 inhibitor is currently in Phase 2 development with Phase 3s in the planning stages.

For our adenosine receptor antagonist, we are aware of several other clinical-stage adenosine antagonists being developed, including, but not limited to, product candidates from Ligand Pharmaceuticals/Corvus Pharmaceuticals, CStone Pharmaceuticals, Dizal (Jiangsu) Pharmaceuticals, Arcus Biosciences/Gilead, Evotec/Exscientia, Incyte, iTeos Therapeutics, Palobiofarma, and Novartis. To our knowledge, there is currently no adenosine receptor antagonist approved for the treatment of cancer and the most advanced adenosine receptor antagonist is in Phase 2 development.

Our DDC programs targeting hormone receptors in cancer cells apply to types of cancer that may depend on hormone receptors for their growth, such as ER+ mBC, prostate cancer and ovarian cancer. All of these tumors have commercially available therapies including therapies from AstraZeneca, Bayer, Clovis Oncology, Dendreon, Eli Lilly, GSK, Janssen Pharmaceutical Companies, Novartis, Pfizer, Roche and Sanofi. In addition, many new product candidates are being developed as monotherapy or in combination with other drugs for these tumors type, and the most advanced of these development programs are in Phase 3 and may lead to near-term regulatory approval and subsequent commercialization. These development programs include those of the companies named above as well as numerous others. Some of these drugs and drug candidates target hormone receptor pathways directly, while many others may affect cancer cell growth through different mechanisms of action.

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

Our product candidates are considered small molecule drugs and must be approved by the FDA through the new drug application (“NDA”) process before they may be legally marketed in the U.S. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board ("IRB") or ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well controlled human clinical trials in accordance with applicable IND regulations, current Good Clinical Practice ("GCP") requirements and other clinical trial-related protocols and regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;
•
submission to the FDA of an NDA after completion of all pivotal trials;

•
determination by the FDA within 60 days of its receipt of an NDA to accept the filing for substantive review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with current good manufacturing practices ("cGMP") requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA filing to assess compliance with GCP;
•
FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.; and
•
compliance with any post-approval requirements, including the potential requirement to implement a risk evaluation and mitigation strategy ("REMS") and the potential requirement to conduct post-approval studies.

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

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will generally accept a well-designed and well conducted foreign clinical trial not conducted under an IND if the clinical trial is conducted in compliance with GCP and the FDA is able to validate the data through an onsite inspection, if deemed necessary. An NDA based solely on foreign clinical data meeting U.S. criteria for marketing approval may be approved if (1) the foreign data are applicable to the U.S. population and U.S. medical practice, (2) the studies have been performed by clinical investigators of recognized competence and (3) the FDA is able to validate the data through an onsite inspection or other appropriate means, if deemed necessary

Clinical trials in the U.S. generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

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

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides recommendations for whether a trial may move forward at designated check-points based on access to certain data from the trial.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and such promotion must be consistent with FDA-approved labelling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Other U.S. Regulatory Matters

Pharmaceutical manufacturers are subject to various healthcare laws, regulation, and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Our conduct, including those of our employees, as well as our business operations and relationships with third parties, including current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market, and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
The federal Anti-Kickback Statute, which makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit,

receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, (collectively, the “Affordable Care Act”) provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
•
The federal false claims laws, including the civil False Claims Act that can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties law prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.
•
The federal Health Insurance Portability and Accountability Act ("HIPAA") prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and their implementing regulations also impose obligations on covered entities such as health insurance plans, healthcare clearinghouses, and certain healthcare providers and their respective business associates and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
•
The federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare & Medicaid Services (“CMS”) information regarding certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals as well as information regarding ownership and investment interests held by physicians and their immediate family members.
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

European Union Drug Development

In the European Union, medicinal products are subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

The various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the European Union, the EU Member States have transposed and applied the provisions of the Directive differently into their national laws. This has led to significant variations in the member state regimes.

The Clinical Trials Regulation (EU) No 536/2014 entered into application on January 31, 2022. The Regulation is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increasing their transparency. Specifically, the new Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure via a single entry point, the "EU portal"; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials is divided into two parts. Part I is assessed by the competent authorities of a reference member state selected by the trial sponsor largely of the type of clinical trial, risk-benefit analysis, and compliance with technical requirements. This assessment, which is valid for the entire EU, is then in Part II submitted to the competent authorities of all the concerned member states in which the trial is to be conducted.

European Union Drug Review and Approval

In the European Economic Area (“EEA”), which comprises the 27 Member States of the European Union and three European Free Trade Association States (Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of MAs.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the administration to repeal or replace certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, Congress is considering additional health reform measures. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, at the federal level, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing that sought to implement several of the administration’s proposals. Additionally, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic, which may impact our business. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

Facilities

Our principal executive office is located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027. We also occupy approximately 8,200 square feet of office space in San Francisco, California, under a lease that terminates in 2022. We are currently evaluating potential options to meet our future San Francisco office space needs. We believe that our existing facilities will be adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

Human Capital

Employees

As of December 31, 2021, we had 64 full-time employees, 20 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 21 employees are engaged in research and development, and 14 employees in general and administrative. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages nor are we aware of any employment circumstances that are likely to disrupt work at any of our facilities. We consider our relationship with our employees to be good.

Human Capital Management

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

Diversity and Inclusion

Diversity and inclusion are priorities for us. We believe that a rich culture of inclusion and diversity enables us to create, develop and fully leverage the strengths of our workforce. Our workforce is comprised approximately 55% female employees and approximately 44% racial/ethnic minority employees.

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

Available Information

We were incorporated in Delaware in April 2020 as a blank check company under the name Panacea Acquisition Corp. On February 10, 2021, Nuvation Bio and Panacea consummated the transactions contemplated under the Merger Agreement, following the approval at a special meeting of our stockholders. In connection with the closing of the Merger, we changed our name to Nuvation Bio Inc.

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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $41.7 million and $86.8 million in 2020 and 2021, respectively. As of December 31, 2021, we had an accumulated deficit of $162.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2021, we had $765.4 million in cash and investments, and an accumulated deficit of $162.8 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from the PIPE Investment, will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2021, we had federal and state net operating loss, (“NOL”), carryforwards of $42.7 million and $76.2 million, respectively. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws.

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

We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, this could harm our future operating results by effectively increasing our future tax obligations. In addition, due to changes in laws and regulations, including changes proposed or implemented by the current U.S. presidential administration, such as alternative minimum taxes, or other unforeseen reasons, our existing net operating losses could become unavailable to reduce future income tax liabilities. Further, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to the Development of our Product Candidates

If we do not obtain regulatory approval for and successfully commercialize our product candidates in one or more indications or we experience significant delays in doing so, we may never generate any revenue or become profitable.

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We are very early in our development efforts. We have invested substantially all of our efforts in developing and identifying potential product candidates and conducting preclinical studies. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of NUV-422 in our current and planned clinical trials in patients for the treatment of high-grade gliomas, HR+ HER2- advanced breast cancer (with and without brain metastases), mCRPC and other types of cancers, as well as the development of our other product candidates. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of NUV-422. We cannot be certain that NUV-422 or any other product candidate will receive regulatory approval or will be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of product candidates is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies or clinical trials. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:

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

We have concentrated our product research and development efforts on our novel DDC platform, and our future success depends in part on the successful development of product candidates arising from our DDC platform. There can be no assurance that any development problems we may experience in the future related to our DDC platform will not cause significant delays or unanticipated costs, or that such development problems can be efficiently solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove safe or effective in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical investigation and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical investigation or clinical trial process.

In addition, the results of preclinical studies and earlier clinical trials may not be predictive of the results of later-stage preclinical studies or clinical trials. The results generated to date in preclinical studies for our product candidates do not ensure that later preclinical studies or clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and earlier stage clinical trials. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.

We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Further, we, the FDA or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, (“GCP”), regulations that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our INDs, or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed or eliminated entirely.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including challenges resulting from the ongoing COVID-19 pandemic, labor shortages, and global supply chain interruptions.

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

Although we have received Fast Track designation for NUV-422 for the treatment of high-grade gliomas, there is no guarantee that NUV-422 will experience a faster regulatory review or obtain regulatory approval.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We have received Fast Track designation for NUV-422 for the treatment of high-grade gliomas, however we may not experience a faster development process, review or approval compared to conventional FDA approval timelines, and the FDA may still decline to approve NUV-422. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason.

Although we have received Orphan Drug designation for NUV-422 for the treatment of malignant glioma, we may be unable to maintain the benefits associated with such designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as Orphan Drugs. Under the Orphan Drug Act, the FDA may designate a drug as an Orphan Drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for certain clinical trial costs and user-fee waivers. Generally, if a drug with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States.

Although we have obtained Orphan Drug designation for NUV-422 for the treatment of malignant glioma, there is no guarantee that we will obtain approval or Orphan Drug exclusivity for this product. Even if we obtain Orphan Drug exclusivity for NUV-422, that exclusivity may not effectively protect the product candidate from competition because different therapies can be approved for the same condition and the same therapy could be approved for different conditions. Even after an Orphan Drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated Orphan Drug may not receive Orphan Drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, Orphan Drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Risks Related to Commercialization of Our Product Candidates

We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize any of our products that receive regulatory approval on our own or together with collaborators.

We have never commercialized a product candidate. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies of our product candidates and enrolling patients in a clinical trials for our lead product candidate, NUV-422. We currently have no sales force, marketing, manufacturing or distribution capabilities. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own sales, marketing and manufacturing capabilities or outsource these activities to a third party.

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
•
pricing and cost effectiveness;
•
the effectiveness of our sales and marketing strategies; and
•
our ability to obtain sufficient third-party coverage and adequate reimbursement.

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

Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, regulations and GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

We do not have any laboratory facilities and have relied on CROs to perform most of the medicinal chemistry work associated with our drug discovery activities.

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

We have limited experience in drug formulation and manufacturing and do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage, distribution or testing. To date, we have obtained active pharmaceutical ingredients (“APIs”) and drug product for our investigational products mostly from single-source third-party CMOs. We are in the process of developing our supply chain for each of our investigational products and intend to put in place framework agreements under which CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs. We seek to use a different CMO for each investigational product and will consider further diversification of drug product and supply organizations as circumstances warrant.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031 unless Congress takes additional action. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020, through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, Congress is considering additional health reform measures.

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders to lower drug prices that attempt to implement several of the Trump administration’s proposals. Additionally, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services ("HHS") finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation ("MFN") executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN Model, on December 27, 2021, CMS published a final rule that rescinds the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic, which may impact our business. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

Even if our owned patent applications issue as patents, the issuance of any such patents is not conclusive as to their inventorship, scope, validity or enforceability, and such patents may be challenged, invalidated, narrowed or held to be unenforceable, including in the courts or patent offices in the U.S. and abroad, or circumvented. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”), a federal court or equivalent foreign bodies, or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review or interference proceedings, or other similar proceedings, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference or derivation proceedings declared by the USPTO to determine priority or ownership of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such proceedings and any other patent challenges may result in loss of patent rights, loss of exclusivity, loss of priority or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Moreover, there could be public announcements of the results of hearings, motions or other developments related to any of the foregoing proceedings. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

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
•
we, or our current or future licensors, might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license now or in the future;
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
•
the patents or pending patent applications of others may harm our business; and
•
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.

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

As of December 31, 2021, we had 64 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Dr. Hung holds all of the outstanding shares of our Class B common stock and 27.2% of our Class A and Class B common stock outstanding. In addition to voting together with the Class A common stock (with one vote per share) on all matters, the holders of Class B common stock have (i) the right to elect and remove without cause three of our directors plus at least 50% of all directors in excess of seven and (ii) an approval right over any acquisition (whether by merger, sale of shares or sale of assets) or our liquidation. Accordingly, Dr. Hung has the ability to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. Dr. Hung may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Class A common stock

We cannot predict the impact our dual-class structure may have on the market price of our Class A common stock.

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
•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock;
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

In connection with the Merger, Legacy Nuvation Bio entered into certain agreements restricting the transfer of our securities held by such contracting parties, including agreements with the Sponsor, Dr. Hung, purchasers under the forward purchase agreement and certain of Legacy Nuvation stockholders. All of these lock-up agreements have now expired.

In addition, the shares of Class A common stock reserved for future issuance under our equity incentive plans will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. Our compensation committee of our board of directors may determine the exact number of shares to be reserved for future issuance under our equity incentive plans at its discretion. We have filed and expect to file registration statements on Form S-8 under the Securities Act to register shares of Class A common stock or securities convertible into or exchangeable for shares of Class A common stock issued pursuant to our equity incentive plans. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

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

As of December 31, 2021, we have options outstanding to purchase approximately 11,216,275 shares of Class A common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue an aggregate of up to 52,107,724 shares of Class A common stock and Class B common stock, which amount will be subject to increase from time to time. We may also issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

We are eligible to report as a “smaller reporting company,” and as a result of the reduced reporting requirements applicable to “smaller reporting companies,” our securities may be less attractive to investors.

We are eligible to report as a smaller reporting company, although we ceased to qualify as a "smaller reporting company" at the end of 2021 and will cease to report as a "smaller reporting company" commencing with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2022. For as long as we continue to be eligible to report as a “smaller reporting company,” including with respect to any portions of our 2022 proxy statement that are incorporated by reference into this report, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive because we rely on any of these exemptions, there may be a less active trading market for our securities and the price of our securities may be more volatile.

General Risk Factors

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NYSE. Section 302 of the Sarbanes-Oxley Act requires, among other things, that public companies report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports and, beginning with this report, Section 404 of the Sarbanes-Oxley Act requires that we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for that year. This has required us to incur substantial additional professional fees and internal costs to expand our accounting and finance functions and to expend significant management efforts.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027. We also occupy approximately 8,200 square feet of office space in San Francisco, California, under a lease that terminates in 2022. We are currently evaluating potential options to meet our future San Francisco office space needs. We believe that these existing facilities will be adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On February 10, 2021, Panacea and Legacy Nuvation Bio completed the Merger. Following the Merger, we changed the name of the combined company to Nuvation Bio Inc.

Our Class A common stock and warrants to purchase Class A common stock originally began trading as units on The New York Stock Exchange on July 1, 2020. Prior to July 1, 2020, there was no public market for our securities. Following the Merger, beginning February 11, 2021, our Class A common stock and warrants to purchase Class A common stock continued trading on The New York Stock Exchange under the symbols “NUVB” and “NUVB.WS,” respectively.

Holders of Record

As of February 18, 2022, there were approximately 91 holders of record of our Class A common stock and 5 holders of record of our warrants to purchase shares of our Class A common stock.

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

Recent Sales of Unregistered Securities

On February 10, 2021, in connection with the closing of the Merger, a number of purchasers purchased from us an aggregate of 47,655,000 shares of Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of approximately $476.6 million, pursuant to separate subscription agreements entered into concurrently with the Merger Agreement. The sale was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Additionally, on February 10, 2021, in connection with the closing of the Merger, certain purchasers purchased 2,500,000 shares of Class A common stock and 833,333 forward purchase warrants (the “Forward Purchase Securities”) in a private placement at a price of $10.00 per share for an aggregate purchase price of $25.0 million pursuant to the terms of the forward purchase agreement that Panacea entered into in connection with the Initial Public Offering. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. The sale was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The sales of the PIPE Shares and the Forward Purchase Securities were consummated concurrently with the closing of the Merger.

On March 26, 2021, we issued 368,408 shares of Class A common stock to GiraFpharma, LLC (“GiraF”) and Dr. Hung surrendered for cancellation an equal number of shares of Class A common stock. GiraF contributed to Legacy Nuvation Bio all of its intellectual property rights with respect to specified drug development programs to be pursued by Legacy Nuvation Bio in exchange for, among other things, Legacy Nuvation Bio’s agreement to issue the above-described shares. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Overview

We are a clinical-stage biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel therapeutic candidates. We were founded in 2018 by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016. We leverage our team’s extensive expertise in medicinal chemistry, preclinical development, formulation, and drug development to pursue oncology targets validated by strong clinical or preclinical data and discover novel small molecules that improve the activity and overcome the liabilities of currently marketed drugs. In addition to our focus on development of small molecules for validated targets, we are also developing novel therapeutic candidates based on our proprietary Drug-Drug Conjugate (DDC) platform.

For our lead product candidate, NUV-422, we initiated a Phase 1/2 clinical trial of NUV-422 for the treatment of high-grade gliomas in December 2020. Two additional INDs were cleared by the FDA for NUV-422 for the treatment of advanced breast cancer and for the treatment of prostate cancer in 2021, respectively. Additional trials and trial expansion are planned for NUV-422 in 2022. Our second product is NUV-868, a BD2-selective oral small molecule BET (bromodomain and extra-terminal) inhibitor that inhibits BRD4. An IND has been cleared by the FDA and we intend to initiate a Phase 1 trial of NUV-868 in patients with advanced solid tumors in mid-2022. Our third candidate, NUV-569, is a differentiated oral small molecule selective inhibitor of Wee1 kinase, an important regulator of DNA damage repair. We intend to submit an IND for NUV-569 by year end 2022 and initiate Phase 1 trials in patients with advanced solid tumors following IND clearance. Our adenosine receptor inhibitors are designed to have high affinity for the A2Aadenosine receptor, which plays multiple critical roles in human physiology and pathophysiology including anti-cancer immunity. We also designed our adenosine receptor inhibitors to have a reduced affinity for the adenosine A1 receptor, which may potentially improve tolerability. We intend to nominate a clinical development candidate by year end 2022. Lastly, we are also characterizing multiple potential lead product candidates from our DDC platform. We intend to nominate a DDC clinical development candidate by year end 2022.

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

As a consequence of the Merger, we became the successor to an SEC-registered and NYSE-listed company, which has required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to continue to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.

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

We have incurred net losses in each year since inception. As of December 31, 2021, we had an accumulated deficit of $162.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

General and Administrative Expenses

General and administrative expenses consist of personnel-related costs, facilities costs, depreciation and amortization expenses and professional services expenses, including legal, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future due to anticipated increases in headcount to advance our product candidates and as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, NYSE, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income (Expense), Net

Other income (expense) consists of change in fair value of Warrant liabilities, interest earned on our cash equivalents and investments, advisory expense related to our investments and realized gains and losses on marketable securities.

Results of Operations

Years Ended December 31, 2021 and 2020

	Years Ended December 31,		Increase /
	2021	2020	(Decrease)
(In thousands)
Operating expenses:
Research and development	$69,037	$32,603	$36,434
General and administrative	24,281	10,948	13,333
Total operating expenses	93,318	43,551	49,767
Loss from operations	(93,318)	(43,551)	(49,767)
Other income (expense), net	6,470	1,892	4,578
Net loss	$(86,848)	$(41,659)	$(45,189)

Research and Development Expenses

Research and development expenses increased by $36.4 million for the years ended December 31, 2021 compared to 2020. The increase was primarily due to a $22.8 million increase in third-party costs related to research services and manufacturing to advance our current preclinical programs and Phase 1/2 clinical trial, $3.8 million related to issuance of common stock as consideration for the purchase of in-process research and development, as well as a $9.8 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $13.3 million for the years ended December 31, 2021, compared to 2020. The increase was primarily due to a $6.9 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, a $4.0 million increase in insurance, a $0.4 million increase in taxes, a $1.1 million increase in professional fees and a $1.0 million increase in other miscellaneous expenses.

Other Income (Expense), Net

Other income (expense), net increased by $4.6 million for the years ended December 31, 2021 compared to 2020 primarily related to a $4.2 million decrease in fair value of Warrant liability, increase of $1.0 million in interest income from investments in 2021 primarily because of higher cash balance compared to 2020 offset by an increase of $0.4 million in investment fees and a decrease of $0.3 million in realized gain on marketable securities.

Liquidity, Capital Resources and Plan of Operations

From inception through December 31, 2021, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock, including through the Merger and the PIPE Investment. As of December 31, 2021, we had $765.4 million in cash, cash equivalents and marketable securities and an accumulated deficit of $162.8 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2021	2020
	(In thousands)
Cash used in operating activities	$(68,190)	$(36,529)
Cash used in investing activities	(454,669)	(70,320)
Cash provided by financing activities	625,527	133,135
Net increase in cash and cash equivalents	$102,668	$26,286

Operating Activities

In 2021, cash used in operating activities of $68.2 million was attributable to a net loss of $86.8 million partially offset by a net change of $4.8 million in our net operating assets and liabilities and non-cash charges of $13.9 million. The change in operating assets and liabilities was due to a $7.4 million increase in accrued expenses, $1.9 million increase in accounts payable offset by $2.4 million increase in prepaid expenses, $1.9 million increase in interest receivable on marketable securities and $0.2 million decrease in deferred rent. The non-cash charges consisted of the issuance of common stock for in-process research and development expense of $3.8 million, stock-based compensation of $9.3 million, amortization of premium on marketable securities of $4.6 million, $0.2 million of depreciation and amortization expense and $0.2 million of lease expense offset by a change in fair value of Warrant liability of $4.2 million.

In 2020, cash used in operating activities of $36.5 million was attributable to a net loss of $41.6 million partially offset by a net change of $2.1 million in our net operating assets and liabilities and non-cash charges of $3.0 million. The change in operating assets and liabilities was primarily due to a $2.9 million increase in accrued expense and $0.2 million increase in deferred rent offset by $0.7 million increase in prepaid expenses and $0.3 million increase in interest receivable on marketable securities. The non-cash charges consisted primarily of stock-based compensation of $2.2 million and amortization of premium on marketable securities of $0.9 million.

Investing Activities

In 2021, cash used for investing activities of $454.7 million was related to the purchase of marketable securities of $609.3 million, purchases of property and equipment of $0.3 million partially offset by $154.9 million of proceeds from the sale of marketable securities.

In 2020, cash used for investing activities of $70.3 million was related to the $143.3 million purchase of marketable securities and purchases of property and equipment of $0.1 million offset by of $73.1 million of proceeds from the sale of marketable securities and investment held to maturity .

Financing Activities

In 2021, cash provided by financing activities of $625.5 million was related to the $624.8 million net proceeds from the Merger, $0.3 million of proceeds from issuance of common stock under Employee Stock Purchase Plan and $0.4 million of proceeds from exercise of options.

In 2020, cash provided by financing activities of $133.1 million was related to the $135.6 million net proceeds from the Merger offset by $2.5 million of deferred financing costs.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the year ended December 31, 2021 appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and investments of $765.4 million as of December 31, 2021, consisting of cash, money market funds, municipal bonds, certificate of deposits, exchange traded fund, government securities, commercial paper, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2021. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2021.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item concerning our directors and corporate governance is incorporated by reference to the information set forth in the section titled “Directors and Corporate Governance” in our Proxy Statement. Information required by this Item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” in our Proxy Statement. Information required by this Item regarding our Section 16 reporting compliance and code of business conduct and ethics is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.

Item 11. Executive Compensation.

The information required by this Item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation for Directors” in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related-Person Transactions,” “Corporate Governance,” and “Board of Directors and Committees” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

2. Consolidated Financial Statement Schedules

None.

3. Exhibits

We hereby file or incorporate by reference as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated October 20, 2020	S-4/A	333-250036	2.1	January 8, 2021

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39351	3.1	February 12, 2021

3.2	Amended and Restated Bylaws	8-K	001-39351	3.2	February 12, 2021

4.1	Specimen Class A Common Stock Certificate	S-4/A	333-250036	4.4	January 8, 2021

4.2	Specimen Warrant Certificate	S-1/A	333-239138	4.4	June 23, 2020

4.3	Warrant Agreement, dated June 30, 2020, between Continental Stock Transfer & Trust Company and the Registrant	S-1/A	333-239138	4.4	June 23, 2020

4.4	Description of Securities	10-K	001-39351	4.4	October 21, 2020

10.1	Form of PIPE Subscription Agreements	8-K	001-39351	10.1	October 21, 2020

10.2	Forward Purchase Agreement, dated June 30, 2020, between Registrant, EcoR1 Panacea Holdings, LLC, EcoR1 Capital Fund, L.P., EcoR1 Capital Fund Qualified, L.P. and EcoR1 Venture Opportunity Fund, L.P.	8-K	000-39315	10.7	July 6, 2020

10.3#	2021 Equity Incentive Plan	8-K	001-39351	10.3	February 12, 2021

10.4#	Forms of Option Grant Notice and Option Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.4	February 12, 2021

10.5#	Forms of RSU Award Grant Notice and Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.5	February 12, 2021

10.6#	2021 Employee Stock Purchase Plan	8-K	001-39351	10.6	February 12, 2021

10.7#	2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.13	November 12, 2020

10.8#	Forms of Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.14	November 12, 2020

10.9#	Form of Indemnification Agreement	S-4/A	333-250036	10.8	January 8, 2021

10.10#	Offer Letter, dated October 6, 2020, by and between Registrant and Jennifer Fox	S-4/A	333-250036	10.11	December 18, 2020

10.11#	Change In Control and Severance Plan	S-4/A	333-250036	10.12	January 8, 2021

10.12	Amended and Restated Registration Rights Agreement, dated February 10, 2021, by and among the Registrant, the EcoR1 Panacea Holdings, LLC, Cowen Investments and certain other stockholders of the Registrant party thereto	8-K	001-39351	10.12	February 12, 2021

10.13	Letter Agreement, dated June 30, 2020, by and among the Registrant, EcoR1 Panacea Holdings, LLC, Cowen Investments, and the Registrant’s officers and directors	8-K	001-39351	10.1	July 6, 2020

10.15	Agreement of Lease by and between Zapco 1500 Investment, L.P. and Legacy Nuvation Bio, dated June 30, 2019	S-4/A	333-250036	10.17	December 18, 2020

10.16	Standard Industrial/Commercial Multi-Tenant Lease-Gross by and between 585 Howard Street Partners and the Legacy Nuvation Bio, dated June 7, 2019, as amended	S-4	333-250036	10.19	November 12, 2020

10.17†	Asset Acquisition Agreement by and between RePharmation Inc., GIRAFPHARMA LLC and David Hung, dated January 21, 2019	S-4/A	333-250036	10.19	December 18, 2020

10.18	Stock Restriction Agreement by and between the Legacy Nuvation Bio and David Hung, dated June 17, 2019	S-4	333-250036	10.21	November 12, 2020

10.19	Form of Lock-Up Agreement	8-K	001-39351	10.6	October 21, 2020

14.1	Code of Business Conduct and Ethics	8-K	001-39351	14.1	February 12, 2021

16.1	Letter from Withum	8-K	001-39351	16.1	February 12, 2021

21.1	List of Subsidiaries	8-K	001-39351	21.1	February 12, 2021
23.1*	Consent of KPMG LLP, independent registered public accounting firmEX-23.1

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

NUVATION BIO INC.

Date: February 28, 2022	By:	/s/ David Hung, M.D.
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

Signature	Title	Date
/S/ DAVID HUNG, M.D.	Chief Executive Officer (Principal Executive Officer)	February 28, 2022
David Hung, M.D.

/S/ JENNIFER FOX	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
Jennifer Fox

/S/ DANIEL G. WELCH	Chair of the Board of Directors	February 28, 2022
Daniel G. Welch

/S/ ROBERT B. BAZEMORE, JR.	Director	February 28, 2022
Robert B. Bazemore, Jr.

/S/ KIM BLICKENSTAFF	Director	February 28, 2022
Kim Blickenstaff

/S/ KATHRYN E. FALBERG	Director	February 28, 2022
Kathryn E. Falberg

/S/ OLEG NODELMAN	Director	February 28, 2022
Oleg Nodelman

/S/ W. ANTHONY VERNON	Director	February 28, 2022
W. Anthony Vernon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Nuvation Bio.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nuvation Bio Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows foreach of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Measurement of fair value of stock options with service, market and performance conditions

As discussed in Note 11 to the consolidated financial statements, the Company granted stock-based awards that will vest based on various service conditions and achievement of either a market-based or performance-based goal. The Company estimated the fair value of these stock awards using a Monte-Carlo simulation.

We identified the fair value measurement of the Company’s stock-based awards based on both a service condition and achievement of either a market-based or performance-based condition as a critical audit matter. Specifically, there was a high degree of subjective auditor judgment due to the complex valuation methodology used and assumption of the expected price volatility of the Company’s common stock.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain controls related to the valuation of stock-based awards based on both a service condition and achievement of a market-based or performance-based condition process, including management’s method, assumptions and data. We involved valuation professionals with specialized skill and knowledge who assisted in:

•
evaluating the appropriateness of the valuation methodology utilized by the Company
•
assessing the peer group companies used in the valuation of the stock-based awards by reviewing the business descriptions of the public company peer group and evaluating them to determine that the peer group companies are reasonably comparable in terms of industry and business model of the Company
•
developing a range of fair values of the stock-based awards based on both a service condition and achievement of either a market-based or performance-based condition using a separate Monte Carlo simulation and comparing to the Company’s estimate for a sample of stock-based awards.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Short Hills, New Jersey

February 28, 2022

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$132,423	$29,755
Prepaid expenses and other current assets	3,642	914
Marketable securities	632,969	185,997
Interest receivable on marketable securities	3,039	1,092
Deferred financing costs	—	2,925
Total current assets	772,073	220,683
Property and equipment, net	786	688
Lease security deposit	421	421
Operating lease right-of-use assets	2,871	—
Total assets	$776,151	$221,792
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,925	$2,171
Current operating lease liabilities	863	—
Accrued expenses	12,137	4,380
Total current liabilities	16,925	6,551
Warrant liability	11,037	—
Non-current operating lease liabilities	2,192	—
Deferred rent - non current	—	157
Total liabilities	30,154	6,708
Commitments and contingencies (Note 16)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) and 1,174,094,678 (Class A 880,000,000, Class B 294,094,678) shares authorized as of December 31, 2021 and December 31, 2020, respectively, 217,948,568 (Class A 216,948,568, Class B 1,000,000) and 149,042,155 (Class A 91,397,142, Class B 57,645,013) shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	909,985	289,482
Accumulated deficit	(162,803)	(75,955)
Accumulated other comprehensive (loss) income	(1,185)	1,557
Total stockholders’ equity	745,997	215,084
Total liabilities and stockholders’ equity	$776,151	$221,792

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	For the Years Ended December 31,
	2021	2020
Operating expenses:
Research and development	$69,037	$32,603
General and administrative	24,281	10,948
Total operating expenses	93,318	43,551
Loss from operations	(93,318)	(43,551)
Other income (expense):
Interest income	2,963	1,945
Investment advisory fees	(644)	(271)
Change in fair value of warrant liability	4,231	—
Net (loss) gain on marketable securities	(80)	218
Total other income (expense), net	6,470	1,892
Loss before income taxes	(86,848)	(41,659)
Provision for income taxes	—	—
Net loss	$(86,848)	$(41,659)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.43)
Weighted average common shares outstanding, basic and diluted	197,887	97,530
Comprehensive loss:
Net loss	$(86,848)	$(41,659)
Other comprehensive income (loss), net of taxes:
Unrealized (loss) gain on available-for-sale securities, net	(2,742)	1,136
Comprehensive loss	$(89,590)	$(40,523)

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	(Loss) Income	Deficit

Balance, December 31, 2019	184,501,999	$141,864	400,000,000	—	$9,759	$(34,296)	$421	$(24,116)
Retroactive application of the recapitalization due to the Merger (See Note 3)
Preferred stock	(184,501,999)	(141,864)	36,163,932	—	141,864	—	—	141,864
Common stock	—	—	(321,596,660)	—	—	—	—	—
Balance, December 31, 2019 after effect of the Merger (See Note 3)	—	—	114,567,272	—	151,623	(34,296)	421	117,748
Shares exchanged in recapitalization	—	—	(57,645,013)	57,645,013	—	—	—	—
Issuance of shares (net of $17 in issuance costs) (a)	—	—	34,474,883	—	135,657	—	—	135,657
Stock-based compensation	—	—	—	—	2,202	—	—	2,202
Net loss	—	—	—	—	—	(41,659)	—	(41,659)
Other comprehensive income	—	—	—	—	—	—	1,136	1,136
Balance, December 31, 2020	—	—	91,397,142	57,645,013	289,482	(75,955)	1,557	215,084
Issuance and exchange of common stock, net of issuance costs upon the Merger (see Note 3)	—	—	125,252,913	(56,645,013)	606,690	—	—	606,690
Issuance of common stock	—	—	368,408	—	3,787	—	—	3,787
Treasury stock, acquired and retired, at cost	—	—	(368,408)	—	—	—	—	—
Issuance of common stock for purchase under ESPP	—	—	40,118	—	308	—	—	308
Exercise of stock options	—	—	258,395	—	450	—	—	450
Stock-based compensation	—	—	—	—	9,268	—	—	9,268
Net loss	—	—	—	—	—	(86,848)	—	(86,848)
Other comprehensive loss	—	—	—	—	—	—	(2,742)	(2,742)
Balance, December 31, 2021	—	$—	216,948,568	1,000,000	$909,985	$(162,803)	$(1,185)	$745,997

(a) Reflected net of deemed dividend and beneficial conversion feature (see note 8)

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the Years Ended December 31,	2021	2020
Cash flows from operating activities:
Net loss	$(86,848)	$(41,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for in-process research and development expense	3,787	—
Stock-based compensation	9,268	2,202
Depreciation and amortization	184	103
Non-cash lease expense	184	—
Change in fair value of warrant liability	(4,231)	—
Net amortization on marketable securities	4,593	933
Net loss (gain) on marketable securities	80	(218)
Change in operating assets and liabilities (net of assets and liabilities acquired in the Merger)
Prepaid expenses and other current assets	(2,416)	(727)
Interest receivable on marketable securities	(1,947)	(264)
Accounts payable	1,861	34
Accrued expenses	7,452	2,921
Deferred rent	(157)	146
Net cash used in operating activities	(68,190)	(36,529)
Cash flow from investing activities:
Purchases of marketable securities	(609,300)	(143,289)
Proceeds from marketable securities	154,913	70,606
Proceeds from investment held to maturity	—	2,508
Purchases of property and equipment	(282)	(145)
Net cash used in investing activities	(454,669)	(70,320)
Cash flow from financing activities:
Proceeds from the Merger, net of offering costs paid (see Note 3)	624,769	—
Proceeds from issuance of stock, net of issuance costs	—	135,657
Proceeds from issuance of common stock under ESPP	308	—
Proceeds from exercises of options	450	—
Deferred financing costs	—	(2,522)
Net cash provided by financing activities	625,527	133,135
Net increase in cash and cash equivalents	102,668	26,286
Cash and cash equivalents, beginning of the period	29,755	3,469
Cash and cash equivalents, end of the period	$132,423	$29,755

Non-cash operating activity:
Right-of-use asset obtained in exchange for operating lease liability	$3,917	$—
Non-cash investing and financing activity:
Issuance of common stock for in-process research and development	$3,787	$—
Deferred financing costs in accounts payable and accrued expenses	$—	$403

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity

As of December 31, 2021, the Company has an accumulated deficit of approximately $162.8 million and net cash used in operating activities was approximately $68.2 million for the year ended December 31, 2021. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of December 31, 2021, the Company had cash, cash equivalents, and marketable securities of $765.4 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

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

Emerging Growth Company

Upon the completion of the Company’s Merger, the Company elected to be an Emerging Growth Company (“EGC”), as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Effective December 31, 2021, the Company lost its EGC status and is now categorized as a Large Accelerated Filer based upon the current market capitalization of the Company according to Rule 12b-2 of the Exchange Act. The Company is a smaller reporting company but will cease to report as a smaller reporting company commencing with its Quarterly Report on Form 10-Q for the quarter ending March 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the year. Accordingly, actual results could differ from those estimates and those differences could be significant. Significant estimates and assumptions reflected in the accompanying consolidated financial statements include, but are not limited to, the fair value of in-process research and development acquired, warrant liabilities, leases, stock options granted and depreciation expense.

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

Marketable Securities

Debt securities have been classified as available-for-sale which may be sold before maturity or are not classified as held to maturity or trading. Marketable debt securities classified as available-for-sale are carried at fair value with unrealized gains or losses reported in other comprehensive income (loss). Exchange traded funds are equity securities, which are reported as marketable securities, with readily determinable fair values are also carried at fair value with unrealized gains and losses included in other (expense) income, net. Realized gains and losses on both debt and equity securities are included in other (expense) income, net.

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

Interest income includes amortization and accretion of purchase premium and discount. Premiums and discounts on debt securities are amortized on the effective-interest method. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. Marketable securities consist primarily of government and corporate bonds, municipal securities and exchange traded fund with fixed interest rates. Exposure to credit risk of marketable securities is reduced by maintaining a diverse portfolio and monitoring their credit ratings.

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

Leases

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in operating lease right-of-use, or ROU assets; current operating lease liabilities; and non-current operating lease liabilities on its balance sheets. The Company currently does not have any finance leases.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The incremental borrowing rate is reevaluated upon a lease modification. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. The Company considered information available at the adoption date of Topic 842 to determine the incremental borrowing rate for leases in existence as of this date. The incremental borrowing rate used was the weighted average rate between secured and unsecured lending arrangement. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Variable payments included in the lease agreement are expensed as incurred. Lease expense is recognized on a straight-line basis over the lease term.

The Company elected to apply each of the practical expedients described in ASC Topic 842-10-65-1(f) which allow companies not to reassess: (i) whether any expired or existing agreements contain leases, (ii) the classification of any expired or existing leases, and (iii) the capitalization of initial direct costs for any existing leases. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for short-term operating leases. A short-term operating lease is a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company also elected not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

Deferred Financing Costs

Costs incurred in advance related to the Merger as described in Note 3 were recorded as deferred financing costs on the condensed balance sheet as of December 31, 2020 and subsequently reclassified to additional paid in capital on the Closing Date of the Merger.

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

Recent Accounting Pronouncements

Adopted Standards

In February 2016, the FASB issued Topic 842, which amended prior accounting standards for leases. The Company adopted Topic 842 on January 1, 2021, using the alternative modified retrospective transition method, with no restatement of prior periods or cumulative adjustment to retained earnings. Upon adoption, the Company elected the following package of practical expedients: (i) not to reassess whether any expired or existing contracts as of January 1, 2021, are or contain leases; (ii) not to reassess the lease classification for any expired or existing leases as of January 1, 2021; and (iii) not to reassess initial direct costs for any existing leases as of January 1, 2021. The Company also made an accounting policy election to not recognize any leases with an initial term of 12 months or less within its consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of operations and comprehensive loss over the lease term.

As a lessee, the primary impact of the adoption of Topic 842 was the recognition of operating lease right-of-use assets of $3.9 million, current operating lease liabilities of $1.0 million and non-current operating lease liabilities of $3.1 million on its consolidated balance sheet as of January 1, 2021. The operating lease liability is determined as the present value of future lease payments using its incremental borrowing rate which is based on an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis. The operating lease right-of use assets is based on the liability adjusted for any prepaid or deferred rent. The lease term is determined by considering whether renewal options and termination options are reasonably assured of exercise. The Company's operating lease agreements may include both lease and non-lease components, which are accounted for as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred. The adoption of the leasing standard did not have an impact on the consolidated statement of operations and comprehensive loss.

Standard Not Yet Effective

In June 2016, the FASB issued Topic 326 on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses and additional disclosures. As a smaller reporting company, this guidance is effective for fiscal years beginning after December 15, 2022. The Company is a smaller reporting company but will cease to report as a smaller reporting company commencing with its Quarterly Report on Form 10-Q for the quarter ending March

31, 2022. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

NOTE 3. Merger

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

a)
each share of Legacy Nuvation Bio Class A common stock and each share of Legacy Nuvation Bio Series A preferred stock issued and outstanding immediately prior to the Effective Time was converted and exchanged for approximately 0.196 shares (the “Exchange Ratio”) of Nuvation Bio Class A common stock. The Nuvation Bio Class A common stock has one vote per share;
b)
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
c)
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

The underwriter fees and other offering costs in the table above include approximately $2.5 million in connection with the Merger that were paid in 2020 as well as $0.1 million of accrued expenses as of December 31, 2021.

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

NOTE 4. FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

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

The following table presents information about the Company’s marketable securities as of December 31, 2021 and 2020 and the Warrant liability as of December 31, 2021, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Nuvation public warrant pricing, Nuvation’s own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$53,292	$53,292	$—	$—
Commercial paper	30,845	—	30,845	—
Corporate bonds	571	—	571	—
	84,708	53,292	31,416	—
Marketable securities:
Certificate of deposits	3,000		3,000	—
Commercial paper	16,892		16,892	—
U.S government and government agency securities	267,267		267,267	—
Corporate bonds	320,192		320,192	—
Municipal bonds	10,821		10,821	—
Exchange traded fund	14,797	14,797	—	—
	632,969	14,797	618,172	—
Total financial assets:	$717,677	$68,089	$649,588	$—

Financial liabilities:
Warrants	$11,037	$10,631		$406

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents:
Money market funds	$400	$400	$—	$—
U.S government and government agency securities	9,999	—	9,999	—
	10,399	400	9,999	—
Marketable securities:
U.S government and government agency securities	98,180	—	98,180	—
Corporate bonds	87,817	—	87,817	—
	185,997	—	185,997	—
Total financial assets	$196,396	$400	$195,996	$—

Marketable securities consist; U.S. government and government agency, certificate of deposits, commercial paper, corporate bond and municipal securities ("Debt Securities") and an exchange traded fund that primarily owns fixed income securities. Based on the Company’s intentions regarding its marketable securities, all Debt Securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security. All marketable securities in unrealized loss positions as of December 31, 2021 have been in such position for less than 12 continuous months. The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$53,292	$—	$—	$53,292
Commercial paper	30,845	—	—	30,845
Corporate bonds	571	—	—	571
	84,708	—	—	84,708
Marketable securities:
Certificate of deposits	3,000	—	—	3,000
Commercial paper	16,889	3	—	16,892
U.S government and government agency securities	267,792	213	(738)	267,267
Corporate bonds	320,827	147	(782)	320,192
Municipal bonds	10,849	—	(28)	10,821
Exchange traded fund	14,963	—	(166)	14,797
	634,320	363	(1,714)	632,969
	$719,028	$363	$(1,714)	$717,677

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$400	$—	$—	$400
U.S. government and government agency securities	9,999	—	—	9,999
	10,399	—	—	10,399
Marketable securities:
U.S. government and government agency securities	97,495	685	—	98,180
Corporate bonds	86,945	872	—	87,817
	184,440	1,557	—	185,997
	$194,839	$1,557	$—	$196,396

There were no sales of equities securities for the year ended December 31, 2021. For the years ended December 31, 2021 and 2020, the activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$88	$313
Realized losses from sales of available-for-sale securities	(2)	(95)
	86	218
Net gains (losses) on equity securities were as follows:
Net realized gains on equities sold	—	—
Net unrealized losses on equities	(166)	—
	(166)	—

Total gain (losses) on marketable securities	$(80)	$218

Maturity information based on fair value of the available-for-sale securities is as follows as of December 31, 2021:

	Within one year	After one year through five years	Total
	(In thousands)
Corporate bonds	$172,637	$147,555	$320,192
U.S. government and government agency securities	137,505	129,762	267,267
Commercial paper	16,892	—	16,892
Municipal bonds	7,791	3,030	10,821
Certificate of deposits	3,000	—	3,000
	$337,825	$280,347	$618,172

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Computers	$521	$248
Furniture and fixtures	312	312
Leasehold improvements	244	244
Total property and equipment	1,077	804
Less accumulated depreciation and amortization	(291)	(116)
Total property and equipment, net	$786	$688

Depreciation and amortization expense related to property and equipment was $0.2 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued consultant fees	$5,086	$278
Accrued employee compensation	6,165	3,231
Accrued professional fees	288	523
Accrued other taxes	402	—
Accrued other	196	348
	$12,137	$4,380

NOTE 7. LEASES

Our principal executive office is located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, with an option for the Company to extend the lease for an additional five years which is not reasonably assured of exercise. We also occupy approximately 8,200 square feet of office space in San Francisco, California, under a lease that terminates in 2022 with no option to extend.

Operating lease expense was $1.3 million for the years ended December 31, 2021 and 2020. Expense related to variable leases was not significant for the years ended December 31, 2021. Operating cash flows for the year ended December 31, 2021 included $1.2 million for operating leases.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of December 31, 2021.

December 31, 2021
(In thousands)
2022	$1,012
2023	552
2024	599
2025	615
2026 and thereafter	711
Total undiscounted lease payments	3,489
Less: imputed interest	(434)
Total operating lease liabilities	$3,055

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 6.0%. The Company's weighted average remaining lease term was 4.44 years as of December 31, 2021.

ASC Topic 840 Disclosures

The following table presents the future minimum lease commitments under the Company’s operating leases as of December 31, 2020, as previously disclosed under prior lease accounting standards.

December 31, 2020
(In thousands)
2021	$1,229
2022	1,013
2023	552
2024	599
2025	615
Thereafter	711
Total future minimum lease payments	$4,719

NOTE 8. REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK

As of December 31, 2020, one shareholder and certain other shareholders under common management owned approximately 49% of the outstanding preferred stock.

In connection with the Merger, all previously issued and outstanding Redeemable Series A Convertible Preferred Stock were exchanged for the Company’s Class A common stock pursuant to the Exchange Ratio established in the Merger Agreement.

The Company had classified the redeemable convertible preferred stock outside of stockholders’ deficit because the shares contained certain redemption features that were not solely within the control of the Company.

Beneficial Conversion Feature

In 2020, the Company issued 175,884,898 shares of Redeemable Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a beneficial conversion feature as the fair value of the common stock into which the preferred stock is convertible exceeded the purchase price of the preferred stock by $22.6 million on the date of issuance. The Company recognized $22.6 million of the gross proceeds received representing the beneficial conversion amount as an increase to additional paid in-capital and a corresponding $22.6 million reduction to additional paid in-capital for a one-time non-cash deemed dividend to the Series A Preferred Stock on the date of issuance, which is the date the stock first became convertible.

NOTE 9. STOCKHOLDERS’ EQUITY

Share Recapitalization prior to the Merger

The consolidated statement of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Merger and reverse capitalization as discussed in Note 3, Merger. In connection with the Merger, all issued and outstanding Redeemable Series A Convertible Preferred Stock (discussed below) were exchanged for the Company’s Class A common stock pursuant to the Exchange Ratio in the Merger. The following discussion of share recapitalization occurred in 2020 prior to the Merger.

On November 20, 2020, the Company amended its certificate of incorporation authorizing the issuance of three classes of stock designated as “Class A Common Stock”, “Class B Common Stock” and “Series A Preferred Stock”, respectively.

As a result of the amended certificate of incorporation, each share of common stock issued and outstanding prior to the amendment was automatically reclassified and became one issued and fully paid share of Class A Common Stock. Immediately following the reclassification, the Company’s founder (“Founder”) exchanged 281,130,898 shares of the newly classified Class A Common Stock and 12,963,780 shares of Series A Preferred Stock owned into 294,094,678 shares of newly issued Class B Common Stock. The terms of the Stock Restriction Agreement, as discussed below, continues to apply to an equal number of shares Class B Common Stock.

The holder of the Class B Common Stock had the option to convert each share into one fully paid share of Class A Common Stock at any time. Upon the earlier of the date (i) the Founder of the Company owns in aggregate fewer than 220,571,000 shares of Common Stock, (ii) the Founder no longer serves as the Company’s Chief Executive Office or (iii) the Founder’s death or disability, each share of Common B Common Stock shall automatically convert to one fully paid share of Class A Common Stock and the Company shall not issue any additional shares of Class B Common Stock. Each share of Class B Common Stock shall automatically convert into one paid share of Class A Common Stock upon any sale or disposition of a share of Class B Common Stock.

In the event of liquidation, holders of the Class A and Class B Common Stock are entitled to share ratably in all the Company assets, after liquidation preferences of the preferred stock are satisfied.

As of December 31, 2020, two shareholders owned approximately 95% of the outstanding Class A common stock and the Founder owns 100% of the outstanding Class B common stock.

Common Stock

As discussed in Note 3, Merger, the Company has retroactively adjusted the shares issued and outstanding prior to October 27, 2020 to give effect to the Exchange Ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted. As of December 31, 2021, there are 216,948,568 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

As of December 31, 2021, the Founder owns 100% of the outstanding Class B common stock.

Class A Common Stock Issuance and Cancelation

On March 26, 2021, the Company issued 368,408 fully paid shares of Class A Common Stock to a current common stockholder related to the final settlement of acquired in-process research and development pursuant to a prior asset acquisition agreement and concurrently acquired and retired without consideration the same number of shares of Class A Common Stock held by the Founder. The aggregate fair value for shares issued to current common stockholder is $3.8 million or $10.28 per share and classified as research and development expense on the Consolidated Statements of Operations and Comprehensive Loss, which represents payment of the contingent consideration for acquired in-process research development. The price per share of $10.28 is based on the Company’s closing stock price on March 26, 2021.

Common Stock Restriction Agreement

As a result of the Merger, the shares subject to the “Stock Restriction Agreement” between the Company and the Founder was adjusted based on the Exchange Ratio. The number of shares, as adjusted, subject to repurchase per the terms of the Stock Restriction Agreement is reduced each month by 1,101,240 Class A common shares and no common shares will be subject to repurchase by June 2022. As of December 31, 2021, there are 6,061,439 shares of Class A Common Stock subject to the repurchase option.

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

NOTE 10. NET LOSS PER SHARE

As a result of the Merger, the Company has retroactively restated the weighted average shares outstanding prior to February 10, 2021 to give effect to the Exchange Ratio.

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of Class A and Class B common stock outstanding, but excluding shares of common stock subject to repurchase for the period. The number of common stock shares subject to repurchase was determined prospectively from the date of the Stock Restriction Agreement described in Note 9. Diluted loss per share reflects the potential dilution that could occur if the stock options to issue common stock were exercised. The Company had a net loss in all periods presented thus the dilutive net loss per common share is the same as the basic net loss per common share as the effect of any options or conversions is anti-dilutive.

The earnings per share amounts are the same for the different classes of common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or liquidation.

The following securities outstanding at December 31, 2021 and 2020 have been excluded from the calculation of weighted average shares outstanding:

	As of December 31,
	2021	2020
Class A common shares subject to repurchase	6,061,439	18,184,319
Warrants	5,787,472	—
Class A common stock options	11,216,275	8,490,703

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a rollforward of the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2021 and 2020, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2021	2020
	(In thousands)
Balance at beginning of period	$1,557	$421
Unrealized (loss) gain	(2,656)	1,354
Amount reclassified for realized gains included in gain (loss) on marketable securities	(86)	(218)
Balance at end of period	$(1,185)	$1,557

NOTE 12. STOCK-BASED COMPENSATION

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

The stock-based compensation expense included in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Years ended December 31,
	2021	2020
Research and development	$5,020	$1,509
General and administrative	4,248	693
	$9,268	$2,202

Options with Service Conditions

Options granted with only service conditions generally vest over four years and expire after ten years. Stock option activity with service condition only for employees and members of the Company’s Board of Directors for the year ended December 31, 2021 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	24,425,669
Conversion adjustment related to the Merger (see Note 3)	(19,638,051)
Outstanding at December 31, 2020 after adjustment	4,787,618	$2.51
Granted	2,468,443	$5.37
Forfeited	(637,164)	$7.63
Expired	(31,851)	$1.74
Exercised	(258,395)	$1.74		$2,173
Outstanding at December 31, 2021	6,328,651	$5.37	8.69	$25,408
Exercisable at December 31, 2021	1,982,052	$2.35	8.25	$12,309

All unvested options as of December 31 ,2021 are expected to vest. The weighted average grant-date fair value of stock options outstanding on December 31, 2021 and 2020 was $7.54 and $1.67 per share, after effect of the Merger, respectively. Total unrecognized compensation costs related to non-vested stock options at December 31, 2021 was

$18.3 million and is expected to be recognized within future operating results over a weighted-average period of 2.39 years.

For stock options granted with only service conditions during the years ended December 31, 2021 and 2020, the inputs in the Black-Scholes option-pricing model to determine the fair value is as follows:

	December 31,
	2021	2020
Exercise price (a)	$8.25 - $14.39	$1.74 - $10.36
Risk-free interest rate	0.51% - 1.39%	0.37% - 1.64%
Expected volatility	90% - 95%	85% - 95%
Expected term in years	5.28 - 6.25	6.08 - 6.25
Dividend	0%	0%

(a) After adjustment related to the Merger

For 2020, the Company was a private company and therefore lacked company-specific historical and implied volatility information. As such, the Company estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. For 2021, the Company estimated its expected stock volatility based on the blended average of its historical volatility and of publicly traded set of peer companies. The expected term of the Company’s options has been determined utilizing the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Dividend yield is based on the expectation that the Company will not pay any cash dividends in the foreseeable future.

Options with Service, Market, and Performance Conditions

Options granted with combined service, market, and performance conditions will vest based on achievement of various service conditions and either a market-based or performance-based goals in three tranches with multiple categories such as the Company’s market capitalization, and clinical and regulatory milestones. The market-based and performance-based goals period ends in October 2030. The explicit service periods are three years for tranche 1, four years for tranche 2, and five years for tranche 3. Upon the vesting requirement, 20% of the options will vest for each of tranche 1 and 2, and 60% of the options granted for tranche 3 will vest. The Company recognizes the fair value of the options within each tranche over the longer of their explicit service period or derived service period. The achievement of the performance condition was not deemed probable on the date of grant. As of December 31, 2021, the performance condition was not deemed probable. The expense recognized is based on the fair value of the market condition for the years ended December 31, 2021 and 2020. Stock option activity with combined service, market, and performance conditions for employees for the year ended December 31, 2021 is as follows:

	Shares Issuable		Weighted-Average
	Pursuant to	Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value (in thousands)
Outstanding at December 31, 2020	18,892,549
Conversion adjustment related to the Merger (see Note 3)	(15,189,464)
Outstanding at December 31, 2020 after adjustment	3,703,085	$4.80
Granted	1,976,469	$11.37
Forfeited	(791,930)	$5.11
Outstanding at December 31, 2021	4,887,624	$7.00	9.52	$12,263
Exercisable at December 31, 2021	—	$—	—	—

The weighted average grant-date fair value of stock options outstanding on December 31, 2021 and 2020 was $6.56 and $3.15 per share, after effect of the Merger, respectively. Total unrecognized compensation costs related to non-vested stock options at December 31, 2021 was $17.1 million and is expected to be recognized within future operating results over a weighted-average period of 4.36 years.

The fair value of the stock options granted with combined service, market, and performance conditions was based on a Monte Carlo simulation with an embedded Black-Sholes pricing model. For the years ended December 31, 2021 and 2020, the fair value was computed using the following assumptions:

	December 31,
	2021	2020
Exercise price (a)	$8.25 - $14.39	$4.60 - $10.36
Risk-free interest rate	0.92% - 1.70%	0.78%
Expected volatility	72% - 74%	71%
Expected term in years	6.23 - 7.50	5.85 - 6.02
Dividend	0%	0%

(a) After adjustment related to the Merger

The determination of expected volatility, risk- free rate, and dividend yield was the same approach as used for the above stock options granted with service only conditions. The expected term period represents the time used as an input in the embedded Black-Sholes pricing model which is based on the midpoint between the vest and expiration dates for each tranche.

NOTE 13. 401(K) PLAN

The Company sponsors a 401(k) plan (the “Plan”) covering substantially all employees of the Company. The Plan allows employees to contribute tax deferred salary deductions into the Plan under the provisions of Section 401(k) of the Internal Revenue Code. Matching contributions are made by the Company up to a maximum amount of 3% of employee contributions, subject to certain limitations as defined in the Plan. The Company made matching contributions of $0.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

NOTE 14. WARRANTS

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock. At December 31, 2021, there were an aggregate of 5,787,472 warrants outstanding.

The Company concluded that the Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The Warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 4). The change in fair value resulted in a gain of $4.2 million for the year ended December 31, 2021, respectively.

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

The aforementioned Warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2021	At February 10, 2021 (Closing Date)
Stock price	$8.50	$10.42
Strike price	$11.50	$11.50
Term (in years)	4.1	5.0
Volatility	47.8%	35.3%
Risk-free rate	1.1%	0.5%
Dividend yield	0.0%	0.0%
Fair value per Warrants	$1.91	$2.64

The Company determined the following fair values for the outstanding Warrants (in thousands):

December 31, 2021
Public Warrants	$9,056
Private Warrants	406
Forward Purchase Warrants	1,575
Total	$11,037

There were no warrants issued during 2020.

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the year ended December 31, 2021 (in thousands):

Year Ended December 31, 2021
Beginning balance	$—
Recognition of Private Warrants liability upon Closing Date	475
Change in fair value of Private Warrants liability recognized in earnings	(69)
Ending balance	$406

NOTE 15. INCOME TAXES

The provision for income tax expense included on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020 consists of the following:

	December 31,
	2021	2020
	(In thousands)
Current tax expense - federal and state	$1	$—
Deferred tax benefit	—	(12,002)
Change in valuation allowance	(1)	12,002
Income tax provision	$—	$—

The components of the net deferred tax asset as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,442	$4,427
Research and development tax credits	3,721	698
Capitalized research and development costs	33,435	16,228
Stock-based compensation	1,857	341
Accrued bonus	1,924	—
Lease liability	953	—
Other	26	529
Total deferred tax assets	55,358	22,223
Deferred tax liabilities:
Unrealized gain on marketable securities	—	(474)
Right of use asset	(896)	—
Other	—	(1)
Total deferred tax liabilities	(896)	(475)
Valuation allowance	(54,462)	(21,748)
Net deferred tax assets	$—	$—

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal tax benefit	10.21%	9.40%
Permanent differences	0.39%	(1.46)%
Tax credits	1.59%	—
True-up	3.87%	—
Change in rate	0.59%	—
Other items	0.01%	0.05%
Valuation allowance	(37.66)%	(28.99)%
Effective tax rate	0.00%	0.00%

As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $42.7 million and state net operating loss carryforwards of approximately $76.2 million. The federal net operating losses have an unlimited carryover period and state net operating losses expire in years beginning in 2038.

As of December 31, 2021, the Company had federal research and development tax credit carryforwards of approximately $3.7 million and state research and development tax credit carryforwards of approximately $1.6 million. The federal research and development tax credits expire in years beginning in 2039 and state research and development tax credits have an unlimited carryover period.

All of the federal and state net operating losses may be subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. An annual loss limitation may result in the expiration or reduced utilization of the net operating losses.

As of December 31, 2021, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2021, the Company’s total amount of unrecognized tax benefits was $1.6 million, none of which would impact the Company’s effective tax rate, if recognized. The Company does not anticipate that the amount of unrecognized tax benefit will significantly increase within the next 12 months.

For the years ended December 31, 2021 and 2020, the activity related to the unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Unrecognized tax benefits at beginning of year	$—	$—
Gross increases - current year tax positions	893	—
Gross increases - prior year tax positions	702	—
Unrecognized tax benefits at end of year	$1,595	$—

The Company is subject to taxation in the United States and various state jurisdictions. All tax years remain subject to examination for U.S. federal and state purposes. All net operating losses generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its office space under non-cancellable operating lease agreements. The leases also require the Company to pay real estate taxes and other operational expenses associated with the leased location and is included in rent expense. The effect of graduating rents, net of the rent credits, is being amortized over the life of the lease so as to result in equal monthly rent expense over the lease term. Deferred rent liability reported in the accompanying consolidated balance sheets represents the cumulative excess of straight-line rental costs over the actual rental payments.

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