Form 10-Q
period 2022-03-31
Nuvation Bio Inc.
filed 2022-05-09
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 29, 2022, the registrant had 218,139,125 shares of common stock, $0.0001 par value per share, outstanding.

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

The foregoing list of forward-looking statements is not exhaustive. These statements speak only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The section of Part II of this report titled “Section 1A. Risk Factors” identifies important factors that could harm our business and financial performance and cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,207	$132,423
Prepaid expenses and other current assets	7,841	3,642
Marketable securities	631,496	632,969
Interest receivable on marketable securities	2,493	3,039
Total current assets	748,037	772,073
Property and equipment, net	747	786
Lease security deposit	421	421
Operating lease right-of-use assets	2,600	2,871
Total assets	$751,805	$776,151
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,673	$3,925
Current operating lease liabilities	697	863
Due to broker	3,950	—
Accrued expenses	7,121	12,137
Total current liabilities	21,441	16,925
Warrant liability	4,713	11,037
Non-current operating lease liabilities	2,088	2,192
Total liabilities	28,242	30,154
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of March 31, 2022 and December 31, 2021, 218,129,125 (Class A 217,129,125, Class B 1,000,000) and 217,948,568 (Class A 216,948,568, Class B 1,000,000) shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	913,876	909,985
Accumulated deficit	(184,096)	(162,803)
Accumulated other comprehensive loss	(6,217)	(1,185)
Total stockholders’ equity	723,563	745,997
Total liabilities and stockholders’ equity	$751,805	$776,151

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$20,729	$15,879
General and administrative	7,463	4,605
Total operating expenses	28,192	20,484
Loss from operations	(28,192)	(20,484)
Other income (expense):
Interest income	958	438
Investment advisory fees	(169)	(108)
Change in fair value of warrant liability	6,324	(293)
Net (loss) gain on marketable securities	(214)	45
Total other income (expense), net	6,899	82
Loss before income taxes	(21,293)	(20,402)
Provision for income taxes	—	—
Net loss	$(21,293)	$(20,402)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.12)
Weighted average common shares outstanding, basic and diluted	213,411	169,659
Comprehensive loss:
Net loss	$(21,293)	$(20,402)
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale securities, net	(5,032)	(576)
Comprehensive loss	$(26,325)	$(20,978)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited, In thousands, except share data)

For the Three Months Ended March 31, 2022 and 2021

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Loss	Equity

Balance, December 31, 2021	—	$—	216,948,568	1,000,000	$909,985	$(162,803)	$(1,185)	$745,997
Exercise of stock options	—	—	180,557	—	314	—	—	314
Stock-based compensation	—	—	—	—	3,577	—	—	3,577
Net loss	—	—	—	—	—	(21,293)	—	(21,293)
Other comprehensive loss	—	—	—	—	—	—	(5,032)	(5,032)
Balance, March 31, 2022	—	$—	217,129,125	1,000,000	$913,876	$(184,096)	$(6,217)	$723,563

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2020	347,423,117	$267,521	118,869,102	294,094,678	$21,961	$(75,955)	$1,557	$(52,437)
Retroactive application of the recapitalization due to the Merger
Preferred stock	(347,423,117)	(267,521)	68,097,805	—	267,521	—	—	267,521
Common stock	—	—	(95,569,765)	(236,449,665)	—	—	—	—
Balance, December 31, 2020 after effect of the Merger	—	—	91,397,142	57,645,013	289,482	(75,955)	1,557	215,084
Issuance and exchange of common stock, net of issuance cost upon the Merger	—	—	125,252,913	(56,645,013)	606,885	—	—	606,885
Issuance of common stock	—	—	368,408	—	3,787	—	—	3,787
Treasury stock, acquired and retired, at cost	—	—	(368,408)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,566	—	—	1,566
Net loss	—	—	—	—	—	(20,402)	—	(20,402)
Other comprehensive loss	—	—	—	—	—	—	(576)	(576)
Balance, March 31, 2021	—	$—	216,650,055	1,000,000	$901,720	$(96,357)	$981	$806,344

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, In thousands)

For the Three Months Ended March 31,	2022	2021
Cash flows from operating activities:
Net loss	$(21,293)	$(20,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for in-process research and development expense	—	3,787
Stock-based compensation	3,577	1,566
Depreciation and amortization	46	30
Non-cash lease expense	1	10
Change in fair value of warrant liability	(6,324)	293
Net amortization on marketable securities	1,771	628
Net loss (gain) on marketable securities	214	(45)
Change in operating assets and liabilities (net of assets and liabilities acquired in the Merger)
Prepaid expenses and other current assets	(4,199)	(3,913)
Interest receivable on marketable securities	546	77
Accounts payable	5,748	3,940
Accrued expenses	(5,016)	(701)
Net cash used in operating activities	(24,929)	(14,730)
Cash flow from investing activities:
Purchases of marketable securities	(131,669)	(24,513)
Proceeds from sale of marketable securities	126,125	23,542
Purchases of property and equipment	(7)	(114)
Net cash used in investing activities	(5,551)	(1,085)
Cash flow from financing activities:
Proceeds from the Merger, net of offering costs paid	—	624,964
Proceeds from exercises of options	314	—
Advance received from broker	3,950	—
Net cash provided by financing activities	4,264	624,964
Net (decrease) increase in cash and cash equivalents	(26,216)	609,149
Cash and cash equivalents, beginning of the period	132,423	29,755
Cash and cash equivalents, end of the period	$106,207	$638,904

Non-cash operating activities
Effect of adoption of lease standard:
Right-of-use assets recognized	$—	$3,917
Operating lease liabilities recognized	$—	$4,074
Reclassification of deferred rent	$—	$(157)

Non-cash investing and financing activities
Issuance of common stock for in-process research and development	$—	$3,787

See accompanying notes to the unaudited consolidated financial statements.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021 and the cash flows for the three months ended March 31, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2021, which are included in the Company’s 10-K filed with the SEC on February 28, 2022.

Liquidity

As of March 31, 2022, the Company has an accumulated deficit of approximately $184.1 million and net cash used in operating activities was approximately $24.9 million for the three months ended March 31, 2022. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of March 31, 2022, the Company had cash, cash equivalents, and marketable securities of $737.7 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

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

Emerging Growth Company and Smaller Reporting Company

Upon completion of the Merger, the Company was an Emerging Growth Company (“EGC”) and a Smaller Reporting Company ("SRC"), as such terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Effective December 31, 2021, the Company ceased to be an EGC and an SRC as a result of becoming a Large Accelerated Filer as defined in Rule 12b-2. The Company ceased to report as an SRC commencing with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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

The Company evaluated Public Warrants, Private Placement Warrants and Forward Purchase Warrants (the “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value of the Warrants is dependent, in part, on the holder of the Warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our common stock, the Warrants fail the indexation guidance in ASC 815-40, which would preclude classification in stockholders’ equity. Additionally, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves more than 50% of the outstanding shares of the Company’s common stock. Because not all of the Company’s stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the balance sheet at fair value upon the closing of the Merger, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The fair value of Public and Forward Purchase Warrants was determined using the closing price of the warrants on the NYSE market. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing model (see Note 3).

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Topic 326 on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses and additional disclosures. As a smaller reporting company, this guidance is effective for fiscal years beginning after December 15, 2022. The Company is a smaller reporting company but ceased to report as a smaller reporting company commencing with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The new guidance clarifies that an entity that loses its smaller reporting company status after the issuance of this pronouncement should not be required to apply the earlier effective date of the new accounting guidance. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

3. Fair Value Measurements and Marketable Securities Available-for-Sale

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

The following table presents information about the Company’s marketable securities as of March 31, 2022 and December 31, 2021 and the Warrant liability as of March 31, 2022 and December 31, 2021, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Nuvation public warrant pricing,

Nuvation’s own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$39,188	$39,188	$—	$—
Commercial paper	5,996	—	5,996	—
U.S. government securities	5,998	—	5,998	—
	51,182	39,188	11,994	—
Marketable securities:
Certificate of deposits	8,304	—	8,304	—
Commercial paper	34,543	—	34,543	—
U.S. government and government agency securities	292,678	—	292,678	—
Corporate bonds	285,704	—	285,704	—
Municipal bonds	10,267	—	10,267	—
	631,496	—	631,496	—
Total financial assets:	$682,678	$39,188	$643,490	$—

Financial liabilities:
Warrants	$4,713	$4,542	$—	$171

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$53,292	$53,292	$—	$—
Commercial paper	30,845	—	30,845	—
Corporate bonds	571	—	571	—
	84,708	53,292	31,416	—
Marketable securities:
Certificate of deposits	3,000	—	3,000	—
Commercial paper	16,892	—	16,892	—
U.S. government and government agency securities	267,267	—	267,267	—
Corporate bonds	320,192	—	320,192	—
Municipal bonds	10,821	—	10,821	—
Exchange traded fund	14,797	14,797	—	—
	632,969	14,797	618,172	—
Total financial assets:	$717,677	$68,089	$649,588	$—

Financial liabilities:
Warrants	$11,037	$10,631	$—	$406

Marketable securities consist; U.S. government and government agency, certificate of deposits, commercial paper, corporate bond and municipal securities ("Debt Securities") and an exchange traded fund that primarily owns fixed income securities. Based on the Company’s intentions regarding its marketable securities, all Debt Securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security. The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$39,188	$—	$—	$39,188
Commercial paper	5,994	2	—	5,996
U.S. government securities	5,997	1	—	5,998
	51,179	3	—	51,182
Marketable securities:
Certificate of deposits	8,338	2	(36)	8,304
Commercial paper	34,674	—	(131)	34,543
U.S. government and government agency securities	295,251	56	(2,629)	292,678
Corporate bonds	289,115	21	(3,432)	285,704
Municipal bonds	10,338	—	(71)	10,267
	637,716	79	(6,299)	631,496
	$688,895	$82	$(6,299)	$682,678

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$53,292	$—	$—	$53,292
Commercial paper	30,845	—	—	30,845
Corporate bonds	571	—	—	571
	84,708	—	—	84,708
Marketable securities:
Certificate of deposits	3,000	—	—	3,000
Commercial paper	16,889	3	—	16,892
U.S. government and government agency securities	267,792	213	(738)	267,267
Corporate bonds	320,827	147	(782)	320,192
Municipal bonds	10,849	—	(28)	10,821
Exchange traded fund	14,963	—	(166)	14,797
	634,320	363	(1,714)	632,969
	$719,028	$363	$(1,714)	$717,677

For the three months ended March 31, 2022 and 2021, the activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$7	$45
Realized losses from sales of available-for-sale securities	(50)	—
	(43)	45
Net recognized gains (losses) on equity securities were as follows:
Net realized losses on equities sold	(337)	—
Net unrealized gains on equities	166	—
	(171)	—

Total (losses) gains on marketable securities	$(214)	$45

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$6,919	$(36)	$—	$—	$6,919	$(36)
Commercial paper	30,468	(131)	—	—	30,468	(131)
U.S. government and government agency securities	191,918	(2,205)	12,082	(424)	204,000	(2,629)
Corporate bonds	270,415	(3,316)	4,552	(116)	274,967	(3,432)
Municipal bonds	10,267	(71)	—	—	10,267	(71)
	$509,987	$(5,759)	$16,634	$(540)	$526,621	$(6,299)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
U.S. government and government agency securities	218,106	(738)	—	—	218,106	(738)
Corporate bonds	201,481	(782)	—	—	201,481	(782)
Municipal bonds	10,821	(28)	—	—	10,821	(28)
Exchanged traded funds	14,798	(166)	—	—	14,798	(166)
	$445,206	$(1,714)	$—	$—	$445,206	$(1,714)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represents impairments because the unrealized losses on certain of the Company's marketable securities are due to general market factors.

Maturity information based on fair value is as follows as of March 31, 2022:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$8,304	$—	$8,304
Commercial paper	34,543	—	34,543
U.S. government and government agency securities	221,518	71,160	292,678
Corporate bonds	200,785	84,919	285,704
Municipal bonds	9,290	977	10,267
	$474,440	$157,056	$631,496

4. Leases

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

Operating lease expense was $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Expense related to variable leases was not significant for the three months ended March 31, 2022 and 2021. Operating cash flows for the three months ended March 31, 2022 and 2021 included $0.3 million and $0.3 million for operating leases, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of March 31, 2022.

March 31, 2022
(In thousands)
2022 (remaining 9 months)	$700
2023	552
2024	599
2025	615
2026 and thereafter	711
Total undiscounted lease payments	3,177
Less: imputed interest	(392)
Total operating lease liabilities	$2,785

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 6.0%. The Company's weighted average remaining lease term was 4.4 years as of March 31, 2022.

5. Net Loss per Share

As a result of the Merger, the Company has retroactively restated the weighted average shares outstanding prior to February 10, 2021 to give effect to the Exchange Ratio.

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of Class A and Class B common stock outstanding, but excluding shares of common stock subject to repurchase for the period. The number of common stock shares subject to repurchase was determined prospectively from the date of the Stock Restriction Agreement. Diluted loss per share reflects the potential dilution that could occur if the stock options to issue common stock were exercised. The Company had a net loss in all periods presented thus the dilutive net loss per common share is the same as the basic net loss per common share as the effect of any options or conversions is anti-dilutive.

The earnings per share amounts are the same for the different classes of common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or liquidation.

The following securities outstanding at March 31, 2022 and 2021 have been excluded from the calculation of weighted average shares outstanding:

	Three Months Ended March 31,
	2022	2021
Class A common shares subject to repurchase	3,030,719	15,153,602
Warrants	5,787,472	5,787,472
Class A common stock options	19,553,396	10,233,201

6. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2022 and 2021, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2022	2021
Balance at beginning of period	$(1,185)	$1,557
Unrealized losses	(5,075)	(531)
Amount reclassified for realized (gains) losses included in gain (loss) on marketable securities	43	(45)
Balance at end of period	$(6,217)	$981

7. Stock-Based Compensation

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

Authorized Shares. The maximum number of shares of Class A common stock reserved for issuance upon adoption of the 2021 Plan is 50,684,047 shares of Class A common stock. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (1) 4.0% of the total number of shares of Class A common stock and Class B common stock outstanding or issuable upon conversion or exercise of outstanding instruments on December 31 of the preceding year, or (2) a lesser number of shares of Class A common stock determined by our board of directors prior to the date of the increase. The maximum number of shares of Class A common stock that may be issued on the exercise of ISOs under the 2021 Plan is three times the number of shares available for issuance upon the 2021 Plan becoming effective or 152,052,141 shares.

The Employee Stock Purchase Plan

In January 2021, our board of directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders in February 2021 and became effective immediately upon the Closing Date of the Merger.

Share Reserve. The maximum number of shares of Class A common stock reserved for issuance upon the adoption of the 2021 ESPP is 4,750,354 shares of Class A common stock. The number of shares of Class A common stock reserved for issuance under the 2021 ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 1.0% of the total number of shares of Class A common stock and Class B common stock outstanding or issuable upon conversion or exercise of outstanding instruments on December 31st of the preceding calendar year or such lesser number of shares of Class A common stock as determined by our board of directors. Shares subject to purchase rights granted under the 2021 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the 2021 ESPP.

The stock-based compensation expense included in the Company’s condensed statement of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,555	$944
General and administrative	2,022	622
	$3,577	$1,566

The following table summarizes stock option activity under the 2019 Plan and the 2021 Plan for the three months ended March 31, 2022.

Shares
Outstanding at December 31, 2021	11,216,275
Granted	9,245,588
Exercised	(180,557)
Forfeited	(727,910)
Outstanding at March 31, 2022	19,553,396
Exercisable at March 31, 2022	2,197,393

The weighted average exercise price of all outstanding options as of March 31, 2022 was $5.73 per share.

8. Warrants

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock. At March 31, 2022, there were an aggregate of 5,787,472 warrants outstanding.

The Company concluded that the Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 3). The change in fair value resulted in a gain of $6.3 million during the three months ended March 31, 2022.

The fair value of Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market and the related Warrant Liability is included in Level 1 fair value measurements. The Company utilizes the Black-Scholes option pricing formula to determine the fair value of the Private Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability for the Private Warrants is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The annualized volatility of the Warrant was based on a calibration to the publicly traded warrant price as of the valuation date. The risk-free interest rate was estimated using linear interpolation assuming a term consistent with the time until the warrants expire, and yield information was based on U.S. Treasury Constant Maturities. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2022.

The following table provides quantitative assumptions regarding Level 3 fair value measurements:

	March 31, 2022	December 31, 2021
Stock price	$5.26	$8.50
Strike price	$11.50	$11.50
Term (in years)	3.9	4.1
Volatility	52.0%	47.8%
Risk-free rate	2.4%	1.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding warrants (in thousands):

March 31, 2022
Public Warrants	$3,869
Private Placement Warrants	171
Forward Purchase Warrants	673
Total	$4,713

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the three months ended March 31, 2022 (in thousands):

Three Months Ended
March 31, 2022
Beginning balance	$406
Change in fair value of Private Warrants liability recognized in earnings	(235)
Ending balance	$171

9. Commitments and Contingencies

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

Our lead product candidate, NUV-422, is a selective small molecule inhibitor of cyclin-dependent kinase (“CDK”) 2, 4, and 6. We are exploring NUV-422 both as a monotherapy and in combination with standard of care agents. We began a monotherapy Phase 1/2 study in December 2020 in patients with high-grade gliomas and later amended the protocol in the second quarter of 2021 to include patients with advanced breast cancer and patients with metastatic castration-resistant prostate cancer. In December 2021, the FDA cleared two additional INDs for NUV-422, one for the treatment of advanced breast cancer and another for the treatment of prostate cancer. As supported by data from the Phase 1 dose escalation portion of our ongoing monotherapy Phase 1/2 study, and following selection of a recommended Phase 2 dose, additional trials and trial expansion are planned for NUV-422 in 2022. Our second product candidate is NUV-868, a BD2-selective oral small molecule BET (bromodomain and extra-terminal) inhibitor that inhibits BRD4. We initiated a Phase 1 trial of NUV-868 in patients with advanced solid tumors in March 2022. We are also characterizing multiple potential lead product candidates from our DDC platform. We intend to nominate a DDC clinical development candidate by year end 2022.

The following table summarizes our product candidate pipeline:

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

We have incurred net losses in each year since inception. As of March 31, 2022, we had an accumulated deficit of $184.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		Increase /
	2022	2021	(Decrease)
	(In thousands)
Operating expenses:
Research and development	$20,729	15,879	$4,850
General and administrative	7,463	4,605	2,858
Total operating expenses	28,192	20,484	7,708
Loss from operations	(28,192)	(20,484)	(7,708)
Other income (expense), net	6,899	82	6,817
Net loss	$(21,293)	$(20,402)	$(891)

Research and Development Expenses

Research and development expenses increased by $4.9 million for the three months ended March 31, 2022 compared to 2021. The increase was primarily due to a $5.4 million increase in third-party costs related to research services and manufacturing to advance our current preclinical programs and Phase 1/2 clinical trial, as well as a $3.1 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation offset by $3.7 million related to issuance of common stock as consideration for the purchase of in-process research and development in prior year.

General and Administrative Expenses

General and administrative expenses increased by $2.9 million for the three months ended March 31, 2022, compared to 2021. The increase was primarily due to a $1.9 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, a $0.5 million increase in insurance, a $0.4 million increase in legal fees, a $0.3 million increase in professional fees, and a $0.1 million increase in other miscellaneous expenses, partially offset by a $0.4 million decrease in taxes.

Other Income (Expense), Net

Other income (expense), net increased by $6.8 million for the three months ended March 31, 2022 compared to 2021 primarily related to a $6.6 million decrease in the fair value of warrant giving the Company income. Interest income from investments increased by $0.5 million in 2022 primarily because of higher treasury yield in 2022 compared to 2021. The increase of net loss of $0.3 million was primarily due to sale of the exchanged trade funds in 2022.

Liquidity, Capital Resources and Plan of Operations

From inception through March 31, 2022, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock. As of March 31, 2022, we had $737.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of $184.1 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash used in operating activities	$(24,929)	$(14,730)
Cash used in investing activities	(5,551)	(1,085)
Cash provided by financing activities	4,264	624,964
Net (decrease) increase in cash and cash equivalents	(26,216)	609,149

Operating Activities

In 2022, cash used in operating activities of $24.9 million was attributable to a net loss of $21.3 million, a net change of $2.9 million in our net operating assets and liabilities and non-cash charges of $0.7 million. The change in operating assets and liabilities was primarily due to a $4.2 million increase in prepaid expenses, $5.0 million decrease in accrued expenses offset by $5.7 million increase in accounts payable and $0.6 decrease in interest receivable on marketable securities. The non-cash charges consisted primarily of changes in fair value of warrant liability of $6.3 million offset by stock-based compensation of $3.6 million, amortization of premium on marketable securities of $1.8 million and loss on marketable securities of $0.2 million.

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

Investing Activities

In 2022, cash used for investing activities of $5.6 million was related to the purchase of marketable securities of $131.7 million offset by $126.1 million of proceeds from the sale of marketable securities.

In 2021, cash used for investing activities of $1.0 million was related to the purchase of marketable securities of $24.5 million, purchases of property and equipment of $0.1 million partially offset by $23.5 million of proceeds from the sale of marketable securities.

Financing Activities

In 2022, cash provided by financing activities of $4.3 million was related to the $4.0 million of advance received from broker and $0.3 million of proceeds from exercise of options.

In 2021, cash provided by financing activities of $625.0 million was related to net proceeds from the Merger.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of Public and Forward Purchase Warrants was determined using the closing price of the warrants on the NYSE market. The fair value of the Private Warrants was estimated using the Black-Scholes option pricing formula (see Note 3).

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Accounting pronouncements not yet adopted” in Note 2 to our consolidated financial statements for the three months ended March 31, 2022 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $737.7 million as of March 31, 2022, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $41.7 million and $86.8 million in 2020 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $184.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2022, we had $737.7 million in cash and investments, and an accumulated deficit of $184.1 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from the PIPE Investment, will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Separately, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. The completion of the Merger, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. We have not completed a Section 382 analysis, and therefore, there can be no assurances that our NOLs are not already limited.

We also may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, this could harm our future operating results by effectively increasing our future tax obligations. In addition, due to changes in laws and regulations, including changes proposed or implemented by the current or a future U.S. presidential administration, such as alternative minimum taxes, or other unforeseen reasons, our existing net operating losses could become unavailable to reduce future income tax liabilities. Further, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders to lower drug prices that attempt to implement several of the Trump administration’s proposals. Additionally, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services ("HHS") finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation ("MFN") executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021.As a result of litigation challenging the MFN Model, on December 27, 2021, CMS published a final rule that rescinds the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic, which may impact our business. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2022, we had 68 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of March 31, 2022, we have options outstanding to purchase approximately 19,553,396 shares of Class A common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue an aggregate of up to 54,716,867 shares of Class A common stock and Class B common stock, which amount will be subject to increase from time to time. We may also issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2022	N/A	$ N/A	N/A	N/A
February 2022	N/A	$ N/A	N/A	N/A
March 2022	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

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

10.1#*	Non-Employee Director Compensation Policy
10.2#†*	Forms of Option Grant Notice and Option Agreement under the 2021 Equity Incentive Plan – Long-Term Incentive Program
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Indicates management contract or compensatory plan or arrangement.

† Certain portions of this exhibit will be omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 9th day of May, 2022.

NUVATION BIO INC.

Date: May 9, 2022	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer

Date: May 9, 2022	/s/ Jennifer Fox
Jennifer Fox, Chief Financial Officer