Form 10-Q
period 2022-06-30
Nuvation Bio Inc.
filed 2022-08-04
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 218,244,300 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$102,321	$132,423
Prepaid expenses and other current assets	7,799	3,642
Marketable securities	601,476	632,969
Interest receivable on marketable securities	2,668	3,039
Total current assets	714,264	772,073
Property and equipment, net	894	786
Lease security deposit	138	421
Operating lease right-of-use assets	4,442	2,871
Total assets	$719,738	$776,151
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,728	$3,925
Current operating lease liabilities	941	863
Accrued expenses	7,605	12,137
Total current liabilities	21,274	16,925
Warrant liability	1,633	11,037
Non-current operating lease liabilities	3,752	2,192
Total liabilities	26,659	30,154
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of June 30, 2022 and December 31, 2021, respectively, 218,244,300 (Class A 217,244,300, Class B 1,000,000) and 217,948,568 (Class A 216,948,568, Class B 1,000,000) shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	919,011	909,985
Accumulated deficit	(218,954)	(162,803)
Accumulated other comprehensive income	(6,978)	(1,185)
Total stockholders’ equity	693,079	745,997
Total liabilities and stockholders’ equity	$719,738	$776,151

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$28,922	$14,034	$49,650	$29,913
General and administrative	8,948	6,400	16,411	11,005
Total operating expenses	37,870	20,434	66,061	40,918
Loss from operations	(37,870)	(20,434)	(66,061)	(40,918)
Other income (expense):
Interest income	841	776	1,798	1,214
Investment advisory fees	(215)	(176)	(384)	(284)
Change in fair value of warrant liability	3,080	500	9,404	207
Realized (loss) gain on marketable securities	(694)	1	(908)	46
Total other (expense) income, net	3,012	1,101	9,910	1,183
Loss before income taxes	(34,858)	(19,333)	(56,151)	(39,735)
Provision for income taxes	—	—	—	—
Net loss	$(34,858)	$(19,333)	$(56,151)	$(39,735)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.09)	$(0.26)	$(0.21)
Weighted average common shares outstanding, basic and diluted	216,603	204,017	215,016	186,933
Comprehensive loss:
Net loss	$(34,858)	$(19,333)	$(56,151)	$(39,735)
Other comprehensive income, net of taxes:
Change in unrealized loss on available-for-sale securities	(761)	(224)	(5,793)	(800)
Comprehensive loss	$(35,619)	$(19,557)	$(61,944)	$(40,535)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited, In thousands, except share data)

For the Three and Six Months Ended June 30, 2022 and 2021

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income	Deficit

Balance, December 31, 2021	—	$—	216,948,568	1,000,000	$909,985	$(162,803)	$(1,185)	$745,997
Exercise of stock options	—	—	180,557	—	314	—	—	314
Stock-based compensation	—	—	—	—	3,577	—	—	3,577
Net loss	—	—	—	—	—	(21,293)	—	(21,293)
Other comprehensive loss	—	—	—	—	—	—	(5,032)	(5,032)
Balance, March 31, 2022	—	—	217,129,125	1,000,000	913,876	(184,096)	(6,217)	723,563
Exercise of stock options	—	—	31,896	—	56	—	—	56
Exercise of warrants	—	—	10	—	—	—	—	—
Issuance of common stock for purchase under the ESPP	—	—	83,269	—	292	—	—	292
Stock-based compensation	—	—	—	—	4,787	—	—	4,787
Net loss	—	—	—	—	—	(34,858)	—	(34,858)
Other comprehensive loss	—	—	—	—	—	—	(761)	(761)
Balance, June 30, 2022	—	$—	217,244,300	1,000,000	$919,011	$(218,954)	$(6,978)	$693,079

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income	Deficit

Balance, December 31, 2020	347,423,117	$267,521	118,869,102	294,094,678	$21,961	$(75,955)	$1,557	$(52,437)
Retroactive application of the recapitalization due to the Merger
Preferred stock	(347,423,117)	(267,521)	68,097,805	—	267,521	—	—	267,521
Common stock	—	—	(95,569,765)	(236,449,665)	—	—	—	—
Balance, December 31, 2020 after effect of the Merger	—	$—	91,397,142	57,645,013	$289,482	$(75,955)	$1,557	$215,084
Issuance and exchange of common stock, net of issuance cost upon the Merger	—	—	125,252,913	(56,645,013)	606,885	—	—	606,885
Issuance of common stock	—	—	368,408	—	3,787	—	—	3,787
Treasury stock, acquired and retired, at cost	—	—	(368,408)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,566	—	—	1,566
Net loss	—	—	—	—	—	(20,402)	—	(20,402)
Other comprehensive income	—	—	—	—	—	—	(576)	(576)
Balance, March 31, 2021	—	$—	216,650,055	1,000,000	$901,720	$(96,357)	$981	$806,344
Issuance costs related to prior issuance and exchange of common stock upon the Merger	—	—	—	—	(195)	—	—	(195)
Exercise of stock options	—	—	109,027	—	190	—	—	190
Stock-based compensation	—	—	—	—	2,153	—	—	2,153
Net loss	—	—	—	—	—	(19,333)	—	(19,333)
Other comprehensive income	—	—	—	—	—	—	(224)	(224)
Balance, June 30, 2021	—	$—	216,759,082	1,000,000	$903,868	$(115,690)	$757	$788,935

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, In thousands)

For the Six Months Ended June 30,	2022	2021
Cash flows from operating activities:
Net loss	$(56,151)	$(39,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for in-process research and development expense	—	3,787
Stock-based compensation	8,364	3,719
Depreciation and amortization	94	71
Non-cash lease expense	67	20
Change in fair value of warrant liability	(9,404)	(207)
Amortization of premium on marketable securities	3,507	1,734
Realized loss (gain) on marketable securities	908	(46)
Change in operating assets and liabilities (net of assets and liabilities acquired in the Merger)
Prepaid expenses and other current assets	(4,156)	(3,246)
Interest receivable on marketable securities	371	(905)
Lease security deposit	283	—
Accounts payable	8,803	2,398
Accrued expenses	(4,533)	850
Net cash used in operating activities	(51,847)	(31,560)
Cash flow from investing activities:
Purchases of marketable securities	(262,672)	(231,673)
Proceeds from sale of marketable securities	283,957	58,108
Purchases of property and equipment	(202)	(118)
Net cash provided by (used in) investing activities	21,083	(173,683)
Cash flow from financing activities:
Proceeds from the Merger, net of offering costs paid	—	624,831
Proceeds from issuance of common stock under ESPP	292	—
Proceeds from exercises of options	370	190
Net cash provided by financing activities	662	625,021
Net increase in cash and cash equivalents	(30,102)	419,778
Cash and cash equivalents, beginning of the period	132,423	29,755
Cash and cash equivalents, end of the period	$102,321	$449,533

Non-cash operating activities:
Right-of-use asset recognized	$2,171	$3,917
Operating lease liability recognized	$2,171	$4,074
Reclassification of deferred rent	$—	$(157)
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$31
Issuance of common stock for in-process research and development	$—	$3,787
Issuance costs from Business Merger in accounts payable and accrued expenses	$—	$62

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021 and the cash flows for the six months ended June 30, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Liquidity

As of June 30, 2022, the Company has an accumulated deficit of approximately $219.0 million and net cash used in operating activities was approximately $51.8 million for the six months ended June 30, 2022. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of June 30, 2022, the Company had cash, cash equivalents, and marketable securities of $703.8 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Topic 326 on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses and additional disclosures. As a previous smaller reporting company, this guidance is effective for fiscal years beginning after December 15, 2022. The new guidance clarifies that an entity that loses its smaller reporting company status after the issuance of this pronouncement should not be required to apply the earlier effective date of the new accounting guidance. The Company is currently evaluating the potential impact of adopting this guidance on its financial statements.

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

The following table presents information about the Company’s marketable securities as of June 30, 2022 and December 31, 2021 and the Warrant liability as of June 30, 2022 and December 31, 2021, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Nuvation public warrant pricing,

Nuvation’s own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$20,998	$20,998	$—	$—
Commercial paper	5,466	—	5,466	—
U.S. government securities	43,218	—	43,218	—
	69,682	20,998	48,684	—
Marketable securities:
Certificate of deposits	5,288	—	5,288	—
Commercial paper	38,771	—	38,771	—
U.S. government and government agency securities	282,260	—	282,260	—
Corporate bonds	265,901	—	265,901	—
Municipal bonds	9,256	—	9,256	—
	601,476	—	601,476	—
Total financial assets:	$671,158	$20,998	$650,160	$—

Financial liabilities:
Warrants	$1,633	$1,575	$—	$58

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$53,292	$53,292	$—	$—
Commercial paper	30,845	—	30,845	—
Corporate bonds	571	—	571	—
	84,708	53,292	31,416	—
Marketable securities:
Certificate of deposits	3,000	—	3,000	—
Commercial paper	16,892	—	16,892	—
U.S. government and government agency securities	267,267	—	267,267	—
Corporate bonds	320,192	—	320,192	—
Municipal bonds	10,821	—	10,821	—
Exchange traded fund	14,797	14,797	—	—
	632,969	14,797	618,172	—
Total financial assets:	$717,677	$68,089	$649,588	$—

Financial liabilities:
Warrants	$11,037	$10,631	$—	$406

Marketable securities consist of U.S. government and government agency, certificate of deposits, commercial paper, corporate bond and municipal securities ("Debt Securities") and an exchange traded fund that primarily owns fixed income securities. Based on the Company’s intentions regarding its marketable securities, all Debt Securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security. The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$20,998	$—	$—	$20,998
Commercial paper	5,466	—	—	5,466
U.S. government securities	43,230	—	(12)	43,218
	69,694	—	(12)	69,682
Marketable securities:
Certificate of deposits	5,338	—	(50)	5,288
Commercial paper	38,947	5	(181)	38,771
U.S. government and government agency securities	285,175	15	(2,930)	282,260
Corporate bonds	269,657	37	(3,793)	265,901
Municipal bonds	9,325	—	(69)	9,256
	608,442	57	(7,023)	601,476
	$678,136	$57	$(7,035)	$671,158

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$53,292	$—	$—	$53,292
Commercial paper	30,845	—	—	30,845
Corporate bonds	571	—	—	571
	84,708	—	—	84,708
Marketable securities:
Certificate of deposits	3,000	—	—	3,000
Commercial paper	16,889	3	—	16,892
U.S. government and government agency securities	267,792	213	(738)	267,267
Corporate bonds	320,827	147	(782)	320,192
Municipal bonds	10,849	—	(28)	10,821
Exchange traded fund	14,963	—	(166)	14,797
	634,320	363	(1,714)	632,969
	$719,028	$363	$(1,714)	$717,677

For the three and six months ended June 30, 2022 and 2021, the activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$2	$1	$9	$46
Realized losses from sales of available-for-sale securities	(695)	—	(745)	—
	(693)	1	(736)	46
Net recognized gains (losses) on equity securities were as follows:
Net realized losses on equities sold	—	—	(337)	—
Net unrealized gains on equities	(1)	—	165	—
	(1)	—	(172)	—

Total (losses) gains on marketable securities	$(694)	$1	$(908)	$46

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$3,905	$(50)	$—	$—	$3,905	$(50)
Commercial paper	32,292	(181)	—	—	32,292	(181)
U.S. government and government agency securities	243,386	(2,362)	15,853	(569)	259,239	(2,931)
Corporate bonds	227,248	(3,516)	12,488	(277)	239,736	(3,793)
Municipal bonds	7,260	(40)	1,996	(29)	9,256	(69)
	$514,091	$(6,149)	$30,337	$(875)	$544,428	$(7,024)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
U.S. government and government agency securities	218,106	(738)	—	—	218,106	(738)
Corporate bonds	201,481	(782)	—	—	201,481	(782)
Municipal bonds	10,821	(28)	—	—	10,821	(28)
Exchanged traded funds	14,798	(166)	—	—	14,798	(166)
	$445,206	$(1,714)	$—	$—	$445,206	$(1,714)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represents impairments because the unrealized losses on certain of the Company's marketable securities are due to general market factors.

Maturity information based on fair value is as follows as of June 30, 2022:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$5,288	$—	$5,288
Commercial paper	38,771	—	38,771
U.S. government and government agency securities	225,751	56,509	282,260
Corporate bonds	203,879	62,022	265,901
Municipal bonds	8,285	971	9,256
	$481,974	$119,502	$601,476

4. Leases

Our principal executive office is located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, with an option for the Company to extend the lease for an additional five years which is not reasonably assured of exercise. We also occupy approximately 14,257 square feet of office space in San Francisco, California, under a lease that terminates in 2025.

Operating lease expense was $0.4 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Expense related to variable leases was not significant for the three months ended June 30, 2022 and 2021. Operating cash flows for the three months ended June 30, 2022 and 2021 included $0.3 million and $0.3 million , respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively .

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of June 30, 2022.

June 30, 2022
(In thousands)
2022 (remaining 6 months)	$565
2023	1,422
2024	1,495
2025	1,071
2026 and thereafter	711
Total undiscounted lease payments	5,264
Less: imputed interest	(571)
Total operating lease liabilities	$4,693

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 6%. The Company's weighted average remaining lease term was 3.8 years as of June 30, 2022.

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

The following securities outstanding at June 30, 2022 and 2021 have been excluded from the calculation of weighted average shares outstanding:

	As of June 30,
	2022	2021
Class A common shares subject to repurchase	—	12,122,879
Warrants	5,787,462	5,787,472
Class A common stock options	21,234,936	10,998,065

6. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the six months ended June 30, 2022 and 2021, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2022	2021
Balance at beginning of period	$(1,185)	$1,557
Unrealized loss	(6,529)	(754)
Amount reclassified for (gains) losses included in realized gain (loss) on marketable securities	736	(46)
Balance at end of period	$(6,978)	$757

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

The stock-based compensation expense included in the Company’s condensed statement of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,181	$1,138	$3,736	$2,082
General and administrative	2,606	1,015	4,628	1,637
	$4,787	$2,153	$8,364	$3,719

The following table summarizes stock option activity under the 2019 Plan and the 2021 Plan for the six months ended June 30, 2022.

Shares
Outstanding at December 31, 2021	11,216,275
Granted	11,847,783
Exercised	(212,453)
Forfeited or canceled	(1,616,669)
Outstanding at June 30, 2022	21,234,936
Exercisable at June 30, 2022	2,905,552

The weighted average exercise price of all outstanding options as of June 30, 2022 was $5.47 per share.

8. Warrants

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock. At June 30, 2022, there were an aggregate of 5,787,462 warrants outstanding.

The Company concluded that the Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 3). The change in fair value resulted in a gain of $3.1 million and $9.4 million during the three and six months ended June 30, 2022, respectively.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended June 30, 2022.

The following table provides quantitative assumptions regarding Level 3 fair value measurements:

	June 30, 2022	December 31, 2021
Stock price	$3.24	$8.50
Strike price	$11.50	$11.50
Term (in years)	3.6	4.1
Volatility	54.3%	47.8%
Risk-free rate	3.0%	1.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding warrants (in thousands):

June 30, 2022
Public Warrants	$1,342
Private Placement Warrants	58
Forward Purchase Warrants	233
Total	$1,633

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the six months ended June 30, 2022 (in thousands):

Six Months Ended
June 30, 2022
Beginning balance	$406
Change in fair value of Private Warrants liability recognized in earnings	(348)
Ending balance	$58

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

The Company has a standby letter of credit with a bank in the amount of $0.6 million which serves as security for the New York and San Francisco spaces operating lease. The standby letter of credit automatically renews annually.

Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party, for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

10. Subsequent Event

On August 1, 2022, the Company announced the decision to discontinue clinical development of its previous lead development candidate, NUV-422, a selective small molecule inhibitor of cyclin-dependent kinase 2, 4, and 6. As a result of this decision, the Company is implementing a restructuring, including a reduction in force, in the third quarter of 2022.

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

Overview

We are a clinical-stage biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel therapeutic candidates. We were founded in 2018 by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016. We leverage our team’s extensive expertise in medicinal chemistry, preclinical development, formulation, and drug development to pursue oncology targets validated by strong clinical or preclinical data and discover novel small molecules that improve the activity and overcome the liabilities of currently marketed drugs. We are also developing our proprietary, small molecule Drug-Drug Conjugate (DDC) platform, which leverages a novel therapeutic approach within the drug-conjugate class of anti-cancer therapies. The platform is designed to selectively deliver potent anti-cancer therapeutics to cancer cells to exert greater toxicity against these target tumor cells than against healthy non-target tissues.

Our clinical stage product candidate, NUV-868, is a BD2-selective oral small molecule BET (bromodomain and extra-terminal) inhibitor that inhibits BRD4. In March 2022, we initiated a Phase 1 study in advanced solid tumors, including ovarian, pancreatic, metastatic castration-resistant prostate and triple negative breast cancers. The Phase 1 study is designed to determine the safety and dose of NUV-868 to be used as a monotherapy and in combination with olaparib or enzalutamide for the Phase 2 and Phase 2b portions of the study.

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

Recent Developments

On August 1, 2022, we announced the decision to discontinue clinical development of our previous lead development candidate, NUV-422, following the emergence of a safety signal, uveitis (a form of inflammation of the eye), in our monotherapy Phase 1/2 study for NUV-422. This decision was the result of an internal risk-benefit analysis factoring in feedback received from the FDA. As a result of this decision, we are implementing a restructuring plan to reduce our workforce by 30 employees (approximately 35%) to reduce operating costs and to better align our workforce with the needs of our business following the discontinuation of clinical development of NUV-422. The restructuring is expected to be completed in the third quarter of 2022.

Financial Overview

Since our inception in 2018, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies, clinical trials, establishing and maintaining our intellectual property portfolio, developing our manufacturing network and managing the manufacture of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. We have not recorded revenue from product sales or collaboration activities, or any other source. We have funded our operations to date primarily from the issuance and sale of our common and preferred stock, including through the Merger and the PIPE Investment.

We have incurred net losses in each year since inception. As of June 30, 2022, we had an accumulated deficit of $219.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
(In thousands)
Operating expenses:
Research and development	$28,922	$14,034	$14,888	$49,650	$29,913	$19,737
General and administrative	8,948	6,400	2,548	16,411	11,005	5,406
Total operating expenses	37,870	20,434	17,436	66,061	40,918	25,143
Loss from operations	(37,870)	(20,434)	(17,436)	(66,061)	(40,918)	(25,143)
Other income (expense), net	3,012	1,101	1,911	9,910	1,183	8,727
Net loss	$(34,858)	$(19,333)	$(15,525)	$(56,151)	$(39,735)	$(16,416)

Research and Development Expenses

Research and development expenses increased by $14.9 million for the three months ended June 30, 2022 compared to 2021. The increase was primarily due to a $12.3 million increase in third-party costs related to research services and manufacturing to advance our current preclinical programs and Phase 1/2 clinical trial, as well as a $2.5 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation.

Research and development expenses increased by $19.7 million for the six months ended June 30, 2022 compared to 2021. The increase was primarily due to a $17.7 million increase in third-party costs related to research services and manufacturing to advance our current preclinical programs and Phase 1/2 clinical trial, as well as a $5.6 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation offset by $3.8 million related to issuance of common stock as consideration for the purchase of in-process research and development in the prior year.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million for the three months ended June 30, 2022, compared to 2021. The increase was primarily due to a $1.9 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, a $0.4 million increase in other miscellaneous expenses, a $0.1 million increase in legal fees, a $0.1 million increase in taxes, a $0.1 million increase in occupancy expenses, and a $0.1 million increase in insurance offset by a $0.2 million decrease in professional fees.

General and administrative expenses increased by $5.4 million for the six months ended June 30, 2022, compared to 2021. The increase was primarily due to a $3.8 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, a $0.6 million increase in legal fees, a $0.5 million increase in insurance, a $0.5 million increase in other miscellaneous expenses, a $0.2 million increase in professional fees, and a $0.1 million increase in occupancy expenses partially offset by a $0.3 million decrease in taxes.

Other Income (Expense), Net

Other income (expense), net increased by $1.9 million for the three months ended June 30, 2022 compared to 2021 primarily related to a $2.6 million decrease in the fair value of warrant liability (giving the Company income). Interest income from investments increased by $0.1 million in 2022 primarily because of higher treasury yield in 2022 compared to 2021. The increase in net loss of $0.7 million was primarily due to realized losses on exchange traded funds in 2022.

Other income (expense), net increased by $8.7 million for the six months ended June 30, 2022 compared to 2021 primarily related to a $9.2 million decrease in the fair value of warrant liability (giving the Company income). Interest income from investments increased by $0.6 million in 2022 primarily because of higher treasury yield in 2022 compared to 2021. The increase of net loss of $1.0 million was primarily due to realized losses on exchange traded funds in 2022.

Liquidity, Capital Resources and Plan of Operations

From inception through June 30, 2022, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock. As of June 30, 2022, we had $703.8 million in cash, cash equivalents and marketable securities and an accumulated deficit of $219.0 million.

Our primary use of cash is to fund operating expenses, which consist of research and development expenses related to our clinical stage product candidate, NUV-868, and preclinical programs, and to a lesser extent, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash used in operating activities	$(51,847)	$(31,560)
Cash provided by (used in) investing activities	21,083	(173,683)
Cash provided by financing activities	662	625,021
Net (decrease) increase in cash and cash equivalents	$(30,102)	$419,778

Operating Activities

In 2022, cash used in operating activities of $51.8 million was attributable to a net loss of $56.2 million offset by a net change of $0.8 million in our net operating assets and liabilities and non-cash charges of $3.5 million. The change in operating assets and liabilities was primarily due to a $8.8 million increase in accounts payable, $0.4 million decrease in interest receivable on marketable securities and $0.3 million decrease in lease security deposit offset by $4.2 million increase in prepaid expenses and $4.5 million decrease in accrued expenses. The non-cash charges consisted primarily of stock-based compensation of $8.4 million, amortization of premium on marketable securities of $3.5 million and loss on marketable securities of $0.9 million offset by changes in fair value of Warrant liability of $9.4 million .

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

Investing Activities

In 2022, cash provided by investing activities of $21.1 million was related to $284.0 million of proceeds from the sale of marketable securities offset by the purchase of marketable securities of $262.7 million and purchases of property and equipment of $0.2 million.

In 2021, cash used for investing activities of $173.7 million was related to the purchase of marketable securities of $231.7 million, purchases of property and equipment of $0.1 million partially offset by $58.1 million of proceeds from the sale of marketable securities.

Financing Activities

In 2022, cash provided by financing activities of $0.7 million was related to the $0.4 million of proceeds from exercise of options and $0.3 million of proceeds from issuance of common stock under the Employee Stock Purchase Plan.

In 2021, cash provided by financing activities of $625.0 million was related to the $624.8 million net proceeds from the Merger and $0.2 million of proceeds from exercise of options.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Accounting pronouncements not yet adopted” in Note 2 to our consolidated financial statements for the three months ended June 30, 2022 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $703.8 million as of June 30, 2022, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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
•
We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of NUV-868 and our other current and future product candidates.
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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $41.7 million and $86.8 million in 2020 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $219.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2022, we had $703.8 million in cash and investments, and an accumulated deficit of $219.0 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from the PIPE Investment, will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We may require additional capital to complete our planned clinical development programs for our clinical stage product candidate NUV-868 and our other product candidates to obtain regulatory approval. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates, if approved.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We are very early in our development efforts. We have invested substantially all of our efforts in developing and identifying potential product candidates and conducting preclinical studies. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of NUV-868. We cannot be certain that NUV-868 or any other product candidate will receive regulatory approval or will be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of product candidates is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies or clinical trials. For example, based on its preclinical or clinical experience since February 2022, Nuvation Bio has discontinued or deprioritized three of the five programs, including the lead program, that it was pursuing at that time. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:

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

The success of our business depends in part upon our ability to identify, develop and commercialize products based on our proprietary Drug-Drug Conjugate (“DDC”) platform, which leverages a novel and unproven therapeutic approach within the drug-conjugate class of anti-cancer therapies. While we have had favorable preclinical study results based on our technology, we have not yet succeeded and may not succeed in demonstrating safety and efficacy for any DDC product candidates in clinical trials or in obtaining marketing approval thereafter. Our product candidates arising from our DDC platform are in pre-clinical development and we have not yet completed any clinical trials for any such product candidate. Our research methodology and novel approach to oncology using our DDC platform may be unsuccessful in identifying additional product candidates, and any product candidates based on our technology may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. In addition, adverse developments with respect to one of our DDC platform-based programs may have a significant adverse impact on the actual or perceived likelihood of success and value of similar programs.

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

Further, we, the FDA or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s Good Clinical Practice, (“GCP”), regulations that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our INDs, or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed or eliminated entirely.

If we encounter continued or new difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We have experienced and may in the future experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including challenges resulting from the ongoing COVID-19 pandemic, labor shortages, and global supply chain interruptions. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

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
•
product candidate is approved under 21 CFR 314 Subpart H, accelerated approval, but required confirmatory trials may fail to verify clinical benefit;
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

Even if we receive Fast Track designation or granting of other FDA expedited programs for any of our product candidates, there is no guarantee that such product candidates will experience a faster regulatory review or obtain regulatory approval.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we receive Fast Track designation for any of our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA approval timelines, and the FDA may still decline to approve such product candidates. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason. Similarly, the FDA’s other expedited drug development programs (e.g., Breakthrough Therapy, Accelerated Approval, Priority Review) do not guarantee a product candidate’s faster regulatory review or regulatory approval.

Even if we receive Orphan Drug designation for any of our product candidates, we may be unable to maintain the benefits associated with such designation, including the potential for market exclusivity.

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

Even if we receive Orphan Drug designation for any of our product candidates, there is no guarantee that we will obtain approval or Orphan Drug exclusivity for such product candidates. Even if we obtain Orphan Drug exclusivity for any of our product candidates, that exclusivity may not effectively protect the product candidates from competition because different therapies can be approved for the same condition and the same therapy could be approved for different conditions. Even after an Orphan Drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Moreover, Orphan Drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Risks Related to Commercialization of Our Product Candidates

We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize any of our products that receive regulatory approval on our own or together with collaborators.

We have never commercialized a product candidate. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies of our product candidates and enrolling patients in a clinical trials for our clinical stage product candidate, NUV-868. We currently have no sales force, marketing, manufacturing or distribution capabilities. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own sales, marketing and manufacturing capabilities or outsource these activities to a third party.

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

If NUV-868 and our other current and future product candidates receive marketing approval, whether as a single agent or in combination with other therapies, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may never become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•
the ability of NUV-868 and our other product candidates to treat cancer, as compared with other available drugs, treatments or therapies;
•
the prevalence and severity of any adverse side effects associated with NUV-868 and our other product candidates;
•
limitations or warnings contained in the labeling approved for NUV-868 or our other product candidates by the FDA;
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

Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations and GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of NUV-868 and our other current and future product candidates.

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
•
reliance on a limited number of sources, and in some cases, single sources for components, such that if we are unable to secure a sufficient supply of these drug components, we will be unable to manufacture and sell NUV-868 or other product candidates in a timely fashion, in sufficient quantities or under acceptable terms;
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

In addition, our CMOs are or may be engaged with other companies to supply and manufacture materials or products for such companies, which also exposes our suppliers and manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier’s or manufacturer’s facility. If the FDA or a comparable foreign regulatory agency finds these facilities unsatisfactory in compliance with applicable regulations, does not approve these facilities for the supply or manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative supply or manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval of or market our product candidates, if approved.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2031 unless Congress takes additional action. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020, through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, Congress is considering additional health reform measures.

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders to lower drug prices that attempt to implement several of the Trump administration’s proposals. Additionally, the FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services ("HHS") finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2027. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation ("MFN") executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the MFN Model, on December 27, 2021, CMS published a final rule that rescinds the MFN Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic, which may impact our business. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2022, we had 85 employees. We are implementing a restructuring plan to reduce our workforce by 30 employees to reduce operating costs and to better align our workforce with the needs of our business following the discontinuation of clinical development of NUV-422. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of June 30, 2022, we have options outstanding to purchase approximately 21,234,936 shares of Class A common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue an aggregate of up to 52,692,303 shares of Class A common stock and Class B common stock, which amount will be subject to increase from time to time. We may also issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2022	N/A	$ N/A	N/A	N/A
May 2022	N/A	$ N/A	N/A	N/A
June 2022	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

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

10.1#	Non-Employee Director Compensation Policy previously filed with the SEC on May 9, 2022 as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, which is incorporated herein by reference.
10.2#†

Forms of Option Grant Notice and Option Agreement under the 2021 Equity Incentive Plan – Long-Term Incentive Program previously filed with the SEC on May 9, 2022 as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, which is incorporated herein by reference.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement.

† Certain portions of this exhibit will be omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 4th day of August, 2022.

NUVATION BIO INC.

Date: August 4, 2022	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer

Date: August 4, 2022	/s/ Jennifer Fox
Jennifer Fox, Chief Financial Officer