Form 10-Q
period 2022-09-30
Nuvation Bio Inc.
filed 2022-11-03
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 218,392,607 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$138,690	$132,423
Prepaid expenses and other current assets	5,094	3,642
Marketable securities	535,255	632,969
Interest receivable on marketable securities	2,350	3,039
Total current assets	681,389	772,073
Property and equipment, net	902	786
Lease security deposit	138	421
Operating lease right-of-use assets	4,060	2,871
Total assets	$686,489	$776,151
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,995	$3,925
Current operating lease liabilities	1,100	863
Accrued expenses	9,916	12,137
Total current liabilities	14,011	16,925
Warrant liability	1,171	11,037
Non-current operating lease liabilities	3,372	2,192
Total liabilities	18,554	30,154
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of September 30, 2022 and December 31, 2021, respectively, 218,392,607 (Class A 217,392,607, Class B 1,000,000) and 217,948,568 (Class A 216,948,568, Class B 1,000,000) shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	922,209	909,985
Accumulated deficit	(246,157)	(162,803)
Accumulated other comprehensive income	(8,117)	(1,185)
Total stockholders’ equity	667,935	745,997
Total liabilities and stockholders’ equity	$686,489	$776,151

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$21,294	$17,122	$70,944	$47,035
General and administrative	8,044	5,669	24,455	16,674
Total operating expenses	29,338	22,791	95,399	63,709
Loss from operations	(29,338)	(22,791)	(95,399)	(63,709)
Other income (expense):
Interest income	2,127	847	3,925	2,061
Investment advisory fees	(263)	(170)	(647)	(454)
Change in fair value of warrant liability	462	125	9,866	332
Realized (loss) gain on marketable securities	(191)	10	(1,099)	56
Total other (expense) income, net	2,135	812	12,045	1,995
Loss before income taxes	(27,203)	(21,979)	(83,354)	(61,714)
Provision for income taxes	—	—	—	—
Net loss	$(27,203)	$(21,979)	$(83,354)	$(61,714)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.11)	$(0.39)	$(0.32)
Weighted average common shares outstanding, basic and diluted	218,300	207,101	216,123	193,730
Comprehensive loss:
Net loss	$(27,203)	$(21,979)	$(83,354)	$(61,714)
Other comprehensive income, net of taxes:
Change in unrealized loss on available-for-sale securities	(1,139)	(369)	(6,932)	(1,169)
Comprehensive loss	$(28,342)	$(22,348)	$(90,286)	$(62,883)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited, In thousands, except share data)

For the Three and Nine Months Ended September 30, 2022 and 2021

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Loss	Deficit

Balance, December 31, 2021	—	$—	216,948,568	1,000,000	$909,985	$(162,803)	$(1,185)	$745,997
Exercise of stock options	—	—	180,557	—	314	—	—	314
Stock-based compensation	—	—	—	—	3,577	—	—	3,577
Net loss	—	—	—	—	—	(21,293)	—	(21,293)
Other comprehensive loss	—	—	—	—	—	—	(5,032)	(5,032)
Balance, March 31, 2022	—	—	217,129,125	1,000,000	913,876	(184,096)	(6,217)	723,563
Exercise of stock options	—	—	31,896	—	56	—	—	56
Exercise of warrants	—	—	10	—	—	—	—	—
Issuance of common stock for purchase under the ESPP	—	—	83,269	—	292	—	—	292
Stock-based compensation	—	—	—	—	4,787	—	—	4,787
Net loss	—	—	—	—	—	(34,858)	—	(34,858)
Other comprehensive loss	—	—	—	—	—	—	(761)	(761)
Balance, June 30, 2022	—	$—	217,244,300	1,000,000	$919,011	$(218,954)	$(6,978)	$693,079
Exercise of stock options	—	—	148,307	—	258	—	—	258
Stock-based compensation	—	—	—	—	2,940	—	—	2,940
Net loss	—	—	—	—	—	(27,203)	—	(27,203)
Other comprehensive loss	—	—	—	—	—	—	(1,139)	(1,139)
Balance, September 30, 2022	—	$—	217,392,607	1,000,000	$922,209	$(246,157)	$(8,117)	$667,935

	Redeemable Series A Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income	Deficit

Balance, December 31, 2020	347,423,117	$267,521	118,869,102	294,094,678	$21,961	$(75,955)	$1,557	$(52,437)
Retroactive application of the recapitalization due to the Merger
Preferred stock	(347,423,117)	(267,521)	68,097,805	—	267,521	—	—	267,521
Common stock	—	—	(95,569,765)	(236,449,665)	—	—	—	—
Balance, December 31, 2020 after effect of the Merger	—	$—	91,397,142	57,645,013	$289,482	$(75,955)	$1,557	$215,084
Issuance and exchange of common stock, net of issuance cost upon the Merger	—	—	125,252,913	(56,645,013)	606,885	—	—	606,885
Issuance of common stock	—	—	368,408	—	3,787	—	—	3,787
Treasury stock, acquired and retired, at cost	—	—	(368,408)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,566	—	—	1,566
Net loss	—	—	—	—	—	(20,402)	—	(20,402)
Other comprehensive income	—	—	—	—	—	—	(576)	(576)
Balance, March 31, 2021	—	$—	216,650,055	1,000,000	$901,720	$(96,357)	$981	$806,344
Issuance costs related to prior issuance and exchange of common stock upon the Merger	—	—	—	—	(195)	—	—	(195)
Exercise of stock options	—	—	109,027	—	190	—	—	190
Stock-based compensation	—	—	—	—	2,153	—	—	2,153
Net loss	—	—	—	—	—	(19,333)	—	(19,333)
Other comprehensive income	—	—	—	—	—	—	(224)	(224)
Balance, June 30, 2021	—	$—	216,759,082	1,000,000	$903,868	$(115,690)	$757	$788,935
Exercise of stock options	—	—	17,150	—	30	—	—	30
Stock-based compensation	—	—	—	—	2,749	—	—	2,749
Net loss	—	—	—	—	—	(21,979)	—	(21,979)
Other comprehensive income	—	—	—	—	—	—	(369)	(369)
Balance, September 30, 2021	—	$—	216,776,232	1,000,000	$906,647	$(137,669)	$388	$769,366

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, In thousands)

For the Nine Months Ended September 30,	2022	2021
Cash flows from operating activities:
Net loss	$(83,354)	$(61,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for in-process research and development expense	—	3,787
Stock-based compensation	11,304	6,468
Depreciation and amortization	150	141
Non-cash lease expense	228	24
Change in fair value of warrant liability	(9,866)	(332)
Amortization of premium on marketable securities	4,099	2,989
Realized loss (gain) on marketable securities	1,099	(56)
Net loss on disposal of property and equipment	32	—
Change in operating assets and liabilities (net of assets and liabilities acquired in the Merger)
Prepaid expenses and other current assets	(1,452)	(1,788)
Interest receivable on marketable securities	689	(722)
Lease security deposit	283	—
Accounts payable	(930)	3,034
Accrued expenses	(2,221)	3,461
Net cash used in operating activities	(79,939)	(44,708)
Cash flow from investing activities:
Purchases of marketable securities	(382,598)	(354,848)
Proceeds from sale of marketable securities	468,182	89,590
Purchases of property and equipment	(305)	(147)
Proceeds from sale of property and equipment	7	—
Net cash provided by (used in) investing activities	85,286	(265,405)
Cash flow from financing activities:
Proceeds from the Merger, net of offering costs paid	—	624,769
Proceeds from issuance of common stock under ESPP	292	—
Proceeds from exercises of options	628	220
Net cash provided by financing activities	920	624,989
Net increase in cash and cash equivalents	6,267	314,876
Cash and cash equivalents, beginning of the period	132,423	29,755
Cash and cash equivalents, end of the period	$138,690	$344,631

Non-cash operating activities:
Right-of-use asset recognized	$2,171	$3,917
Operating lease liability recognized	$2,171	$4,074
Reclassification of deferred rent	$—	$(157)
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$66
Issuance of common stock for in-process research and development	$—	$3,787
Issuance costs from Business Merger in account payable and accrued expenses	$—	$62

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021 and the cash flows for the nine months ended September 30, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Liquidity

As of September 30, 2022, the Company has an accumulated deficit of approximately $246.2 million and net cash used in operating activities was approximately $79.9 million for the nine months ended September 30, 2022. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of September 30, 2022, the Company had cash, cash equivalents, and marketable securities of $673.9 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

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

Investment Securities

Debt securities have been classified as available-for-sale which may be sold before maturity or are not classified as held to maturity or trading. Marketable debt securities classified as available-for-sale are carried at fair value with unrealized gains or losses reported in other comprehensive income (loss). Exchange traded funds are equity securities that are reported as marketable securities with readily determinable fair values. Exchange traded funds are carried at fair value with unrealized gains and losses included in other (expense) income, net. Realized gains and losses on both debt and equity securities are included in other (expense) income, net.

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

The following table presents information about the Company’s marketable securities and the Warrant liability as of September 30, 2022 and December 31, 2021, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Nuvation public warrant pricing, Nuvation’s own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$59,991	$59,991	$—	$—
Commercial paper	4,884	—	4,884	—
U.S. government securities	48,782	—	48,782	—
Corporate bonds	6,204	—	6,204	—
	119,861	59,991	59,870	—
Marketable securities:
Certificate of deposits	6,098	—	6,098	—
Commercial paper	31,610	—	31,610	—
U.S. government and government agency securities	267,485	—	267,485	—
Corporate bonds	226,555	—	226,555	—
Municipal bonds	3,507	—	3,507	—
	535,255	—	535,255	—
Total financial assets:	$655,116	$59,991	$595,125	$—

Financial liabilities:
Warrants	$1,171	$1,125	$—	$46

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$53,292	$53,292	$—	$—
Commercial paper	30,845	—	30,845	—
Corporate bonds	571	—	571	—
	84,708	53,292	31,416	—
Marketable securities:
Certificate of deposits	3,000	—	3,000	—
Commercial paper	16,892	—	16,892	—
U.S. government and government agency securities	267,267	—	267,267	—
Corporate bonds	320,192	—	320,192	—
Municipal bonds	10,821	—	10,821	—
Exchange traded fund	14,797	14,797	—	—
	632,969	14,797	618,172	—
Total financial assets:	$717,677	$68,089	$649,588	$—

Financial liabilities:
Warrants	$11,037	$10,631	$—	$406

Marketable securities consist of U.S. government and government agency, certificate of deposits, commercial paper, corporate bond and municipal securities ("Debt Securities") and an exchange traded fund that primarily owns fixed income securities. Based on the Company’s intentions regarding its marketable securities, all Debt Securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security. The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$59,991	$—	$—	$59,991
Commercial paper	4,885	—	(1)	4,884
U.S. government securities	48,771	11	—	48,782
Corporate bonds	6,209	—	(5)	6,204
	119,856	11	(6)	119,861
Marketable securities:
Certificate of deposits	6,137	2	(41)	6,098
Commercial paper	31,776	—	(166)	31,610
U.S. government and government agency securities	271,300	1	(3,816)	267,485
Corporate bonds	230,600	1	(4,046)	226,555
Municipal bonds	3,564	—	(57)	3,507
	543,377	4	(8,126)	535,255
	$663,233	$15	$(8,132)	$655,116

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$53,292	$—	$—	$53,292
Commercial paper	30,845	—	—	30,845
Corporate bonds	571	—	—	571
	84,708	—	—	84,708
Marketable securities:
Certificate of deposits	3,000	—	—	3,000
Commercial paper	16,889	3	—	16,892
U.S. government and government agency securities	267,792	213	(738)	267,267
Corporate bonds	320,827	147	(782)	320,192
Municipal bonds	10,849	—	(28)	10,821
Exchange traded fund	14,963	—	(166)	14,797
	634,320	363	(1,714)	632,969
	$719,028	$363	$(1,714)	$717,677

For the three and nine months ended September 30, 2022 and 2021, the activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$—	$10	$9	$56
Realized losses from sales of available-for-sale securities	(192)	—	(937)	—
	(192)	10	(928)	56
Net recognized gains (losses) on equity securities were as follows:
Net realized losses on equities sold	—	—	(337)	—
Net unrealized gains on equities	1	—	166	—
	1	—	(171)	—

Total (losses) gains on marketable securities	$(191)	$10	$(1,099)	$56

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$4,714	$(41)	$—	$—	$4,714	$(41)
Commercial paper	31,609	(166)	—	—	31,609	(166)
U.S. government and government agency securities	193,675	(1,857)	71,758	(1,959)	265,433	(3,816)
Corporate bonds	175,262	(2,688)	47,356	(1,357)	222,618	(4,045)
Municipal bonds	547	(3)	2,960	(54)	3,507	(57)
	$405,807	$(4,755)	$122,074	$(3,370)	$527,881	$(8,125)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
U.S. government and government agency securities	218,106	(738)	—	—	218,106	(738)
Corporate bonds	201,481	(782)	—	—	201,481	(782)
Municipal bonds	10,821	(28)	—	—	10,821	(28)
Exchanged traded funds	14,798	(166)	—	—	14,798	(166)
	$445,206	$(1,714)	$—	$—	$445,206	$(1,714)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represents impairments because the unrealized losses on certain of the Company's marketable securities are due to general market factors.

Maturity information based on fair value is as follows as of September 30, 2022:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$6,098	$—	$6,098
Commercial paper	31,610	—	31,610
U.S. government and government agency securities	227,127	40,358	267,485
Corporate bonds	157,594	68,961	226,555
Municipal bonds	3,507	—	3,507
	$425,936	$109,319	$535,255

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

Operating lease expense was $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. Expense related to variable leases was not significant for the three months ended September 30, 2022 and 2021. Operating cash flows for the three months ended September 30, 2022 and 2021 included $0.3 million and $0.3 million , respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively .

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of September 30, 2022.

September 30, 2022
(In thousands)
2022 (remaining 3 months)	$277
2023	1,422
2024	1,495
2025	1,071
2026 and thereafter	711
Total undiscounted lease payments	4,976
Less: imputed interest	(504)
Total operating lease liabilities	$4,472

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 6%. The Company's weighted average remaining lease term was 3.59 years as of September 30, 2022.

5. Net Loss per Share

As a result of the Merger, the Company has retroactively restated the weighted average shares outstanding prior to February 10, 2021 to give effect to the Exchange Ratio.

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of Class A and Class B common stock outstanding, but excluding shares of common stock subject to repurchase for the period. The number of common stock shares subject to repurchase was determined prospectively from the date of the "Stock Restriction Agreement" entered into by the Company and David Hung, M.D. Diluted loss per share reflects the potential dilution that could occur if the stock options to issue common stock were exercised. The Company had a net loss in all periods presented thus the dilutive net loss per common share is the same as the basic net loss per common share as the effect of any options or conversions is anti-dilutive.

The earnings per share amounts are the same for the different classes of common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or liquidation.

The following securities outstanding at September 30, 2022 and 2021 have been excluded from the calculation of weighted average shares outstanding:

	As of September 30,
	2022	2021
Class A common shares subject to repurchase	—	9,092,159
Warrants	5,787,462	5,787,472
Class A common stock options	23,398,594	11,259,368

6. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the nine months ended September 30, 2022 and 2021, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2022	2021
Balance at beginning of period	$(1,185)	$1,557
Unrealized loss	(7,860)	(1,113)
Amount reclassified for (gains) losses included in realized gain (loss) on marketable securities	928	(56)
Balance at end of period	$(8,117)	$388

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

Authorized Shares. The maximum number of shares of Class A common stock reserved for issuance upon the adoption of the 2021 Plan was 50,684,047 shares of Class A common stock. The number of shares of Class A common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (1) 4.0% of the total number of shares of Class A common stock and Class B common stock outstanding or issuable upon conversion or exercise of outstanding instruments on December 31 of the preceding year, or (2) a lesser number of shares of Class A common stock determined by our board of directors prior to the date of the increase. On August 26, 2022, the Company registered an additional 9,398,093 shares of the Class A common stock to be issued pursuant to the Plan. The maximum number of shares of Class A common stock that may be issued on the exercise of ISOs under the 2021 Plan is three times the number of shares available for issuance upon the 2021 Plan becoming effective or 152,052,141 shares.

The Employee Stock Purchase Plan

In January 2021, our board of directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by our stockholders in February 2021 and became effective immediately upon the Closing Date of the Merger.

Share Reserve. The maximum number of shares of Class A common stock reserved for issuance upon the adoption of the 2021 ESPP was 4,750,354 shares of Class A common stock. The number of shares of Class A common stock reserved for issuance under the 2021 ESPP automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 1.0% of the total number of shares of Class A common stock and Class B common stock outstanding or issuable upon conversion or exercise of outstanding instruments on December 31st of the preceding calendar year or such lesser number of shares of Class A common stock as determined by our board of directors. On August 26, 2022, the Company registered an additional 2,349,523 shares of the Class A common stock to be issued pursuant to the ESPP. Shares subject to purchase rights granted under the 2021 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the 2021 ESPP.

The stock-based compensation expense included in the Company’s consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$353	$1,667	$4,089	$3,749
General and administrative	2,587	1,082	7,215	2,719
	$2,940	$2,749	$11,304	$6,468

The following table summarizes stock option activity under the 2019 Plan and the 2021 Plan for the nine months ended September 30, 2022.

Shares
Outstanding at December 31, 2021	11,216,275
Granted	17,743,771
Exercised	(360,760)
Forfeited or canceled	(5,200,692)
Outstanding at September 30, 2022	23,398,594
Exercisable at September 30, 2022	3,037,600

The weighted average exercise price of all outstanding options as of September 30, 2022 was $4.85 per share.

8. Warrants

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock. At September 30, 2022, there were an aggregate of 5,787,462 warrants outstanding.

The Company concluded that the Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 3). The change in fair value resulted in a gain of $0.5 million and $9.9 million during the three and nine months ended September 30, 2022, respectively.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended September 30, 2022.

The following table provides quantitative assumptions regarding Level 3 fair value measurements:

	September 30, 2022	December 31, 2021
Stock price	$2.24	$8.50
Strike price	$11.50	$11.50
Term (in years)	3.4	4.1
Volatility	67.7%	47.8%
Risk-free rate	4.1%	1.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding warrants (in thousands):

September 30, 2022
Public Warrants	$958
Private Placement Warrants	46
Forward Purchase Warrants	167
Total	$1,171

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2022 (in thousands):

Nine Months Ended
September 30, 2022
Beginning balance	$406
Change in fair value of Private Warrants liability recognized in earnings	(360)
Ending balance	$46

9. Commitments and Contingencies

Commitments

The Company leases its office space under non-cancellable operating lease agreements. These leases also require the Company to pay real estate taxes and other operational expenses associated with the leased locations and are included in rent expense. The effect of graduating rents, net of the rent credits, is being amortized over the life of the leases so as to result in equal monthly rent expense over the lease term. Deferred rent liability reported in the accompanying consolidated balance sheets represents the cumulative excess of straight-line rental costs over the actual rental payments.

The Company has standby letters of credit with banks in the aggregate amount of $0.6 million which serve as security for the New York and San Francisco spaces operating leases. The standby letters of credit automatically renew annually.

Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party, for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

10. Restructuring

On August 1, 2022, the Company committed to and commenced a restructuring to reduce operating costs and better align its workforce with the needs of its business following the discontinuation of clinical development of NUV-422.
Under the restructuring plan, the Company reduced its workforce by 30 employees (approximately 35%).

Following is a summary of accrued restructuring costs for the three and nine months ended September 30, 2022.

September 30, 2022
(In thousands)
Severance and benefit costs	$1,741
Contract termination costs	5,656
Total restructuring costs	7,397
Cash payments	(4,245)
Balance at September 30, 2022	$3,152

Restructuring costs of $0.1 million and $7.3 million were recorded in general and administrative expense and research and development expense, respectively, in our statements of operations and comprehensive loss in the three months ended September 30, 2022. The Company expects that substantially all of the accrued restructuring costs as of September 30, 2022 will be paid in cash by the end of 2022.

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

Our clinical stage product candidate, NUV-868, is a BD2-selective oral small molecule BET (bromodomain and extra-terminal) inhibitor that inhibits BRD4. In March 2022, we initiated a Phase 1 study in advanced solid tumors and enrollment is ongoing. We expect to initiate the Phase 1b study of NUV-868 in combination with olaparib in ovarian, pancreatic, metastatic castration-resistant prostate and triple negative breast cancers or in combination with enzalutamide in metastatic castration-resistant prostate cancer, by the end of 2022.

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

COVID-19 Business Update

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. To date our financial condition and operations have not been significantly impacted by the COVID-19 impact. However, we cannot, at this time, predict the specific extent, duration or full impact that the COVID-19 outbreak will have on our financial condition and operations, including our ongoing and planned preclinical activities and clinical trials. The extent of the impact of COVID-19 on our business, operations and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, contract research organizations (“CROs”), third-party manufacturers, and other third parties with which we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel as many of our employees are working remotely. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with which we do business. The development of our product candidates could be disrupted and materially adversely affected in the future by the COVID-19 pandemic. Our planned clinical trials also could be delayed due to government orders or site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites or enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Any of these occurrences could delay our ability to conduct clinical trials or release clinical trial results and delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on which we rely, including CROs, as well as those of companies with which we do business, including our suppliers and contract manufacturing organizations, thereby disrupting our business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which we and the companies with which we do business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing site and office. These and other events resulting from the COVID-19 pandemic could disrupt, delay, or otherwise adversely impact our business. Further information relating to the risks and uncertainties related to the ongoing COVID-19 pandemic are contained in the section titled “Item 1A. Risk Factors.”

Recent Developments

On August 1, 2022, we announced the decision to discontinue clinical development of our previous lead development candidate, NUV-422, following the emergence of a safety signal, uveitis (a form of inflammation of the eye), in our monotherapy Phase 1/2 study for NUV-422. This decision was the result of an internal risk-benefit analysis factoring in feedback received from the FDA. As a result of this decision, we implemented a restructuring plan to reduce our workforce by 30 employees (approximately 35%) to reduce operating costs and to better align our workforce with the needs of our business following the discontinuation of clinical development of NUV-422. The restructuring is expected to be completed by the end of

2022.

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

We have incurred net losses in each year since inception. As of September 30, 2022, we had an accumulated deficit of $246.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, and as we begin to conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist of personnel-related costs, facilities costs, depreciation and amortization expenses and professional services expenses, including legal, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent and maintenance of facilities. We anticipate increased expenses related to compliance with the rules and regulations of the SEC, NYSE, insurance premiums, investor relations activities and other administrative and professional services.

Other Income (Expense), Net

Other income (expense) consists of change in fair value of warrant liabilities, interest earned on our cash equivalents and investments, advisory expense related to our investments and realized gains and losses on marketable securities.

Results of Operations

Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
(In thousands)
Operating expenses:
Research and development	$21,294	$17,122	$4,172	$70,944	$47,035	$23,909
General and administrative	8,044	5,669	2,375	24,455	16,674	7,781
Total operating expenses	29,338	22,791	6,547	95,399	63,709	31,690
Loss from operations	(29,338)	(22,791)	(6,547)	(95,399)	(63,709)	(31,690)
Other income (expense), net	2,135	812	1,323	12,045	1,995	10,050
Net loss	$(27,203)	$(21,979)	$(5,224)	$(83,354)	$(61,714)	$(21,640)

Research and Development Expenses

Research and development expenses increased by $4.2 million for the three months ended September 30, 2022 compared to 2021. The increase was primarily due to restructuring costs of $1.6 million related to severance and benefit costs and $5.7 million related to contract termination costs offset by $2.8 million decrease in third-party costs related to research services and manufacturing, as well as a $0.3 million decrease in personnel-related costs driven by the termination of the NUV-422 program.

Research and development expenses increased by $23.9 million for the nine months ended September 30, 2022 compared to 2021. The increase was primarily due to a $15.2 million increase in third-party costs related to research services and manufacturing to advance our current preclinical programs and Phase 1/2 clinical trial, a $5.1 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, restructuring costs of $1.6 million related to severance and benefits costs and $5.7 million related to contract termination costs offset by $3.8 million related to issuance of common stock as consideration for the purchase of in-process research and development in the prior year.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million for the three months ended September 30, 2022, compared to 2021. The increase was primarily due to a $1.9 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, a $0.2 million increase in occupancy expenses, a $0.1 million increase in professional fees, and $0.1 million of restructuring costs related to severance and benefit costs.

General and administrative expenses increased by $7.8 million for the nine months ended September 30, 2022, compared to 2021. The increase was primarily due to a $5.7 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, a $0.6 million increase in legal fees, a $0.6 million increase in insurance, a $0.7 million increase in other miscellaneous expenses, a $0.2 million increase in occupancy expenses, a $0.2 million increase in professional fees, and $0.1 million in restructuring costs related to severance and benefit costs partially offset by a $0.3 million decrease in taxes.

Other Income (Expense), Net

Other income (expense), net increased by $1.3 million for the three months ended September 30, 2022 compared to 2021 primarily related to a $0.3 million decrease in the fair value of warrant liability (giving the Company income) and an increase of $1.3 million in interest income from investments in 2022 primarily because of higher treasury yield in 2022 compared to 2021 offset by an increase in net loss of $0.2 million primarily due to realized losses on exchange traded funds in 2022 and an increase of $0.1 million in investment fees.

Other income (expense), net increased by $10.0 million for the nine months ended September 30, 2022 compared to 2021 primarily related to a $9.5 million decrease in the fair value of warrant liability (giving the Company income) and an increase of $1.9 million in interest income from investments in 2022 primarily because of higher treasury yield in 2022 compared to 2021 offset by an increase of net loss of $1.2 million primarily due to realized losses on exchange traded funds in 2022 and an increase of $0.2 million in investment fees.

Liquidity, Capital Resources and Plan of Operations

From inception through September 30, 2022, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock. As of September 30, 2022, we had $673.9 million in cash, cash equivalents and marketable securities and an accumulated deficit of $246.2 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash used in operating activities	$(79,939)	$(44,708)
Cash provided by (used in) investing activities	85,286	(265,405)
Cash provided by financing activities	920	624,989
Net increase in cash and cash equivalents	$6,267	$314,876

Operating Activities

In 2022, cash used in operating activities of $79.9 million was attributable to a net loss of $83.4 million and a net change of $3.6 million in our net operating assets and liabilities partially offset by non-cash charges of $7.1 million. The change in operating assets and liabilities was primarily due to a $2.2 million decrease in accrued expenses, $1.5 million increase in prepaid expenses and $0.9 million decrease in accounts payable offset by $0.7 million decrease in interest receivable on marketable securities and $0.3 million decrease in lease security deposit. The non-cash charges consisted primarily of stock-based compensation of $11.3 million, amortization of premium on marketable securities of $4.1 million, loss on marketable securities of $1.1 million, depreciation and amortization expense of $0.2 million and lease expense of $0.2 million offset by changes in fair value of Warrant liability of $9.9 million.

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

Investing Activities

In 2022, cash provided by investing activities of $85.3 million was related to $468.2 million of proceeds from the sale of marketable securities offset by the purchase of marketable securities of $382.6 million and purchases of property and equipment of $0.3 million.

In 2021, cash used for investing activities of $265.4 million was related to the purchase of marketable securities of $354.8 million, purchases of property and equipment of $0.1 million partially offset by $89.6 million of proceeds from the sale of marketable securities.

Financing Activities

In 2022, cash provided by financing activities of $0.9 million was related to the $0.6 million of proceeds from exercise of options and $0.3 million of proceeds from issuance of common stock under the Employee Stock Purchase Plan.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Accounting pronouncements not yet adopted” in Note 2 to our consolidated financial statements for the three months ended September 30, 2022 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $673.9 million as of September 30, 2022, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive

Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $41.7 million and $86.8 million in 2020 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $246.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2022, we had $673.9 million in cash and investments, and an accumulated deficit of $246.2 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove safe or effective in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Preclinical investigation and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical investigation or clinical trial process. For example, in August 2022, we announced the discontinuation of development of our former lead program, NUV-422, following the emergence of a safety signal, uveitis, which is a form of inflammation of the eye.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There have been judicial, executive and congressional challenges to certain aspects of the Affordable Care Act. For example, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, effective January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025.

The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2031 unless Congress takes additional action. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020, through March 31, 2022. Following the resumption of the sequester, under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, Congress is considering additional health reform measures.

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2022, we had 54 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of September 30, 2022, we have options outstanding to purchase approximately 23,398,594 shares of Class A common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue an aggregate of up to 49,629,172 shares of Class A common stock and Class B common stock, which amount will be subject to increase from time to time. We may also issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2022	N/A	$ N/A	N/A	N/A
August 2022	N/A	$ N/A	N/A	N/A
September 2022	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 3rd day of November, 2022.

NUVATION BIO INC.

Date: November 3, 2022	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer

Date: November 3, 2022	/s/ Jennifer Fox
Jennifer Fox, Chief Financial Officer