Form 10-K
period 2022-12-31
Nuvation Bio Inc.
filed 2023-03-15
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the voting common stock, par value $0.0001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2022, as reported on the New York Stock Exchange was approximately $468,975,754.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors and officers have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 17, 2023, the registrant had 217,803,722 shares of Class A common stock and 1,000,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement relating to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A—Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

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
•
Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors and customers will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, health information privacy and security laws and other healthcare laws and regulations including equivalent foreign laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
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
•
Innovative medicinal chemistry expertise: We use our medicinal chemistry proficiency to generate differentiated therapeutic candidates, focused on improving their safety, anti-tumor activity and pharmacologic profiles over other standard of care (“SOC”) therapies. We also use innovative medicinal chemistry approaches to generate novel classes of molecules such as our DDCs.
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

The following table summarizes our product candidate pipeline:

Our clinical stage product candidate, NUV-868, is a BD2-selective oral small molecule BET inhibitor. NUV-868 inhibits the protein BRD4, a key member of the BET family that epigenetically regulates a number of important proteins that control tumor growth and differentiation, including oncogenes such as c-myc. Notably, BET proteins have critical biological functions and are found to be altered in many human cancers (Bechter and Schoffski, 2020). We have designed NUV-868 to potentially reduce the therapeutic limiting toxicities of BRD4 inhibitors currently in development by optimizing BD2 versus BD1 selectivity. NUV-868 is almost 1,500 times more selective for BD2 than BD1. Non-selective BD1/2-inhibitors in development have been associated with tolerability issues, potentially due to BD1 inhibition, especially in the gastrointestinal (“GI”) tract and bone marrow (Faivre et al 2020). NUV-868 in combination with PARP inhibitors may have synergistic activity to increase efficacy across multiple solid tumors. In addition, NUV-868 in combination with androgen receptor-directed therapies may help to overcome resistance in prostate cancer. In January 2022, the FDA cleared an IND for NUV-868 for the treatment of advanced solid tumors and we initiated a Phase 1 trial for this indication in March 2022. In December 2022, we initiated a Phase 1b study of NUV-868 in combination with olaparib in ovarian cancer, pancreatic cancer, metastatic castration-resistant prostate cancer (“mCRPC”), triple negative breast cancers (“TNBC”), and other solid tumors, and in combination with enzalutamide in mCRPC.

Our DDC platform is a novel therapeutic approach within the drug-conjugate class of anti-cancer therapies with parallels to Antibody-Drug Conjugates (“ADCs”). ADCs have been effective treatments in oncology, with ten drugs approved by the FDA and an estimated $11.0 billion in worldwide sales expected in 2023. We believe our DDC candidates could expand the therapeutic potential for the drug-conjugate class due to inherently differentiated properties versus ADCs, including a potentially simpler manufacturing process, the potential to cross the cell membrane and recognize intracellular targets, and the potential for oral or intravenous (“IV”) dosing. We are designing DDCs to selectively deliver potent anti-cancer therapeutics to cancer cells to exert greater toxicity against these target tumor cells than against healthy non-target tissues. Utilizing this platform, we are able to conjugate tissue-selective targeted small molecules with anti-tumor agents to create unique therapeutic candidates. We have demonstrated this by synthetically fusing a proven anti-cancer small molecule drug to a second small molecule that selectively binds distinct receptors that are preferentially expressed in cancer cells. These tissue-specific receptors create a “sink” that not only may concentrate the targeted drug in cancer cells but may also magnify the effects of the drug in those cells, while preventing similar effects in cells that do not express the targeted receptor. We believe this would allow our DDC candidates to limit some of the adverse effects commonly seen with many cancer drugs, such as bone marrow suppression and GI toxicity. Because this program at its core fuses the active sites of two or more small molecules to each other to generate a new small molecule with improved activity and targeted specificity, they are called DDCs. We have nominated an undisclosed DDC as a clinical candidate and intend to submit an IND for this DDC by year end 2023.

Strategy

We strive to deliver meaningful benefit to patients with serious unmet medical needs in oncology by developing novel and differentiated therapies. The core elements of our strategy include:

•
Rapidly advance the development of our clinical stage product candidate, NUV-868, a BD2-selective oral small molecule BET inhibitor, toward regulatory approval for the treatment of various cancers. We have advanced NUV-868 through preclinical studies that have informed a robust clinical development plan. We plan to explore NUV-868 both as a monotherapy and in combination with SOC or other agents in multiple tumor types. In March 2022, we initiated a monotherapy dose escalation study for NUV-868 in advanced solid tumor patients. In December 2022, we initiated a Phase 1b study of NUV-868 in combination with olaparib in patients with ovarian cancer, pancreatic cancer, mCRPC, TNBC and other solid tumors, and in combination with enzalutamide for mCRPC patients. We intend to initiate a Phase 2 study to further explore safety and efficacy across multiple tumor types once the recommended Phase 2 dose is determined.
•
Advance candidates from our DDC platform to expand our oncology-focused pipeline. We are developing a pipeline of new chemical entities that leverage the tissue-specific targeting capabilities of small molecule nuclear hormone receptor binders, including androgen and estrogen receptor binders, fused to warheads that include PARP inhibitors and known chemotherapeutic agents. We have nominated an undisclosed DDC as a clinical candidate and intend to submit an IND for this DDC by year end 2023.
•
Continue to leverage our deep insights in medicinal chemistry to pursue innovative clinical candidates. We have established medicinal chemistry expertise that has enabled us to rapidly pursue our current pipeline and platform. We intend to leverage these capabilities to pursue both new and validated targets in patients with serious unmet medical needs.
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

Programs

Overview of NUV-868: BET Inhibitor Program

NUV-868, a BD2-selective oral small molecule BET inhibitor, inhibits BRD4, a key member of the BET family that epigenetically regulates proteins that control tumor growth and differentiation. BETs consist of two sub-domains: BD1, the inhibition of which is known to contribute to toxicity, and BD2, the inhibition of which is expected to be important for efficacy. BET inhibitors have historically targeted both BD1 and BD2 less selectively, causing gastrointestinal toxicity and bone marrow suppressive effects like thrombocytopenia. NUV-868 is almost 1,500 times more selective for BD2 than BD1 and is designed to alleviate the therapeutic limiting toxicities observed by other non-BD2 selective BET inhibitors. NUV-868 in combination with androgen receptor-directed therapies may help to overcome resistance in prostate cancer. In addition, NUV-868 in combination with PARP inhibitors may have synergistic activity to increase efficacy across multiple solid tumors. In March 2022, we initiated a monotherapy dose escalation study for NUV-868 in advanced solid tumor patients and enrollment is ongoing. In December 2022, we initiated a Phase 1b study of NUV-868 in combination with olaparib in patients with ovarian cancer, pancreatic cancer, mCRPC, TNBC and other solid tumors, and in combination with enzalutamide for mCRPC patients.

BET Inhibition in Advanced Solid Tumors

The BET family of proteins have critical biological functions and are found to be altered in many human cancers (Bechter and Schoffski, 2020). Genetic screening and nonclinical studies have implicated BET proteins in both hematologic malignancies and in solid tumors. BET proteins have been shown to drive transcription of a variety of oncogenes (reviewed in Taniguchi, 2016). For example, BRD4 was found to be enriched at super-enhancer regions of genes that play a major role in oncogenesis (Loven et al, 2013). Inhibition of BRD4 led to defects in transcription along with decreased mRNA of super-enhancer driven genes, including the Myc oncogene (Loven et al, 2013). Besides genetic alterations, overexpression and perturbation of physiological BET function have been described. Chromosomal translocations involving BRD4 and BRD3 have been identified in particularly aggressive forms of nuclear protein in testis (NUT) carcinomas (NC) (French et al, 2001; French et al, 2008). Overexpression of both BRD2 and BRD4 have been observed in glioblastoma cell lines and stem cells (Pastori et al, 2014). Furthermore, gene amplification and overexpression of BRD4 have been observed in patients with some ovarian cancers (Goundiam et al, 2015). Together, these observations suggest that the BET protein family plays multiple roles in oncogenesis.

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

Emerging evidence suggests distinct roles for the BD1 and BD2 domains of BET proteins (Gilan et al 2020). As described in the figure below, inhibition of BD1 may play a predominant role in regulating steady state gene expression through the displacement of BET proteins already associated with histones. Inhibition of BD1 has also been associated with toxicity (including bone marrow suppression and gastrointestinal effects), which together may limit the therapeutic window for agents which potently inhibit BD1. In contrast, inhibition of the BD2 domain may play a predominant role in regulating rapid gene induction by preventing BET proteins from associating with histones. BD2 selective agents have demonstrated efficacy in both cancer and inflammatory models, while having more limited effects on bone marrow and gastrointestinal cells, and may therefore have a wider therapeutic window than non-BD2 selective BET inhibitors.

BD2 MAY SELECTIVELY BLOCK THE ABILITY OF CANCER CELLS TO INDUCE RESISTANCE PATHWAYS, AND BY AVOIDING BD1 INHIBITION, MAY INCREASE TOLERABILTY

Our Potential Solution—NUV-868

NUV-868 is a small molecule BD2-selective BETi for the treatment of solid tumors that is almost 1,500 times more selective for BD2 than BD1, which may potentially enable this molecule to reduce the toxicities associated with other non-BD2 selective inhibitors. Given BET’s potential as an oncology target, there are several BET inhibitors in development for several cancers. Other BET inhibitors that are not as selective for BD2, have been associated with toxicities including bone marrow, gastrointestinal and thrombocytopenia. The selectivity of several BET inhibitors that are currently in development is shown in the table below.

NUV-868 IS A MORE SELECTIVE BD2 INHIBITOR

IC50 values of NUV-868 and other BET inhibitors in development

BRD4 Affinity[2]		
	BD2 (nM)	BD1 (nM)	Selectivity
NUV-868*	2	2920	1460x
ABBV-744[3]	1.05	340	324x
PLX-2853[4]	Modest BD2 selectivity		
CPI-0610[3]	17	85	5x
ABBV-075[1]	3	11	3.7x
MK-8628/OTX-015[5]	17	26	1.5x
BI-894999[6]	41	5	0.1x
ZEN-3694[7]	Non-selective		

LESS BD2 SELECTIVE → MORE BD2 SELECTIVE

*high plasma protein binding, > 1% free fraction

1. Faivre et al 2020; 2. Various assays used; 3. Internal Nuvation Bio data; 4. https://ash.confex.com/ash/2020/webprogram/Paper140138.html;5.https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5474678/; 6. https://www.nature.com/articles/s41388-018-0150-2; 7. 2016-EORTCposter-ZenithEpigenetics.pdf

NUV-868’s BD2 selectivity may also limit gut toxicity observed with other non-selective BD1/BD2 BET inhibitors. In tissue samples from a rat small intestine treated with vehicle and non-selective BET inhibitor, ABBV-075, treatment with ABBV-075 led to a marked reduction in healthy goblet cells, which are central in protecting the mucous membrane in the GI tract (Faivre et al 2020). By comparison, a notably higher dose (30 mg/kg) of NUV-868 showed no apparent evidence of goblet cell loss in mice. These results are shown in the images below. We believe this data supports the potential for NUV-868 to limit the gastrointestinal toxicities that are associated with other BET inhibitors.

NUV-868: REDUCED GUT TOXICITY COMPARED WITH NON-SELECTIVE BET INHIBITORS IN ANIMAL MODELS

The other main toxicity associated with BET inhibitors is thrombocytopenia. While most non-selective BET inhibitors lower platelet levels and cause thrombocytopenia, NUV-868 has demonstrated higher platelet levels as a function of reversing platelet suppression associated with untreated tumor burden and a lack of bone marrow-suppressive side effects in xenograft studies. In the table below, platelet counts are measured in a MV4-11 AML xenograft hematology panel 24 hours post the final dose of NUV-868 on day 21 across three dose levels. As compared to treatment with vehicle, platelet counts are higher for the NUV-868 cohorts across the low (5 mg/kg), medium (10 mg/kg) and high (20 mg/kg) doses. Additionally, as shown in the table below, daily dosing of NUV-868 at 20 mg/kg to either male or female non-tumor bearing rats did not decrease platelet counts.

NUV-868: LESS BONE MARROW TOXICITY IN ANIMAL MODELS

Preclinical Data

In two AML xenograft models, including a Kasumi-1 and an MV-4-11 model, NUV-868 demonstrated anti-tumor activity as compared to vehicle following oral dosing with NUV-868 at 20 mg/kg twice daily (BID) out to 21 days, as shown in the figures below.

NUV-868 IS HIGHLY POTENT IN KILLING AML CELLS IN IN VIVO XENOGRAFT MODELS

The pharmacodynamic effects of NUV-868 were evaluated in a systemic MV-4-11 model. NUV-868 was evaluated at a dose of 20 mg/kg BID. mRNA was isolated from control-treated and NUV-868 treated animals after 5 days of treatment. As demonstrated below, NUV-868 treatment reduced expression of tumor-promoting genes, c-Myc and BCL-2, and upregulated the tumor suppressor gene, Hexim-1, which is indicative of BET inhibition.

NUV-868 DOWNREGULATES TUMOR PROMOTING ONCOGENES BCL-2 AND MYC AND UP REGULATES TUMOR SUPPRESSOR GENE HEXIM-1

Our Current Opportunities for NUV-868

Overview of Prostate Cancer

Prostate cancer is reported as the second and third leading cause of cancer death for men in the U.S. and in Europe, respectively. SEER cancer statistics estimated that approximately 175,000 men in the U.S. and 450,000 men in the EU5 would be diagnosed with prostate cancer in 2020, potentially resulting in a $15 billion market opportunity given the costs of treatment.

For early-stage prostate cancer, the SOC is a radical prostatectomy, the removal of the prostate via surgery, or radiation therapy. While potentially curative, prostatectomy and/or radiation can result in serious side effects, including urinary and fecal incontinence and erectile dysfunction, as a result of damage to surrounding vital structures, blood vessels and nerves. Given the invasive nature of the procedure, prostatectomy surgery also brings the risk of complications with anesthesia, bleeding and infection.

mCRPC is the most advanced form of the disease, and there are approximately 35,000 to 45,000 new incidences of mCRPC each year. Men with mCRPC have a poor prognosis and a predicted survival time of less than three years from the initial time of progression.

Current SOC for men with metastatic castration-resistant prostate cancer provides that patients should initially receive a combination of androgen deprivation therapy (“ADT”) and either abiraterone, which works by decreasing androgen levels, or enzalutamide, which works by blocking androgen binding to AR. If the disease progresses despite these second-generation hormonal therapies, chemotherapy is considered the next treatment option. Treatment with chemotherapy is generally postponed for as long as possible due to its effect on patient’s quality of life and the potential for severe side effects including neuropathies, nausea, diarrhea, decreased mental capacity and increased risk of infections.

Clinical Rationale for Combining BET Inhibition with Anti-Androgen Therapy in mCRPC

The androgen receptor (AR) plays a pivotal role in castration-resistant prostate cancer, and androgen deprivation therapy is an effective strategy for suppressing the progression of most prostate cancers (Fujita and Nonomura, 2019). Enzalutamide is a nonsteroidal antiandrogen approved for the treatment of castration-resistant and metastatic castration-sensitive prostate cancer. The drug has been studied extensively in the clinic and, along with available real-world data since its approval, shows strong evidence of its efficacy and tolerability (Scott, 2018). Many patients with castration-resistant prostate cancer eventually develop resistance to antiandrogens, including enzalutamide, through a variety of mechanisms related to the AR, including mutation and overexpression (Fujita and Nonomura, 2019). A potential therapeutic strategy to overcome antiandrogen resistance is through BET inhibition, specifically inhibition of BRD4, which has been shown to drive transcription of the AR (Faivre et al, 2017). Data from a nonclinical study showed that a dual AR and BET inhibitor reduced transactivation of the AR mutant that mediates enzalutamide resistance, inhibited proliferation of AR-positive prostate cancer cells, and suppressed growth of prostate cancer xenografts in vivo (Yu et al, 2020). Additional nonclinical data provide evidence that combining BET inhibitors with AR antagonists, such as enzalutamide, could prevent resistance to these antagonists (Asangani et al, 2016). Published results from a Phase 1b/2a study of ZEN-3694 in combination with enzalutamide in patients with mCRPC showed promising preliminary efficacy results (radiographic progression-free survival [rPFS] of 9 months, with a rPFS of 10 months in patients with prior progression on enzalutamide monotherapy) (Aggarwal et al, 2020).

Preclinical Data

The in vivo antitumor activity of NUV-868 alone and in combination with enzalutamide was evaluated in an androgen-sensitive cell line-derived xenograft model, implanted subcutaneously in the flank of immunocompromised mice. NUV-868 was administered orally BID at 20 mg/kg. Treatment with NUV-868 alone, and in combination with enzalutamide, resulted in reduced tumor volume (p<0.001) compared to the vehicle-treated group. The combination resulted in significant growth inhibition than enzalutamide (p<0.01) or NUV-868 alone

(p<0.05).

NUV-868 IN COMBINATION WITH ENZALUTAMIDE SIGNIFICANTLY INHIBITS GROWTH OF ANDROGEN-SENSITIVE PROSTATE CANCER XENOGRAFTS

NUV-868 in combination with AR directed therapies may help to overcome resistance in prostate cancer. Inhibition of BRD4 has been shown to drive transcription of the AR (Faivre et al, 2017). BET inhibitors given with AR antagonists, such as enzalutamide, may prevent resistance to these antagonists (Asangani et al, 2016).

NUV-868 as a single agent caused tumor reductions in an enzalutamide-resistant patient-derived prostate cancer xenograft model as noted in the graph below. Additionally, NUV-868 appears to have re-sensitized such tumors back to enzalutamide as the combination caused deep tumor reductions in this model.

NUV-868 TREATMENT CONVERTS ENZALUTAMIDE-RESISTANT PATIENT DERIVED PROSTATE CANCER XENOGRAFTS TO AGAIN BE ENZALUTAMIDE-SENSITIVE

Overview of PARP Inhibitors in various Advanced Solid Cancers

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

Clinical Rationale for Combining BET Inhibitors with PARP Inhibitors in various Advanced Solid Cancers

Combination therapies that include drugs with other mechanisms of action are being investigated to potentially overcome common mechanisms of resistance to PARP inhibitors. Several nonclinical studies have provided evidence that BET inhibitors in combination with PARP inhibitors may provide synergistic activity against ovarian, breast, prostate, pancreatic, and small cell lung cancers and in cholangiocarcinoma (Fehling et al, 2020; Fiorentino et al, 2020; Karakashev et al, 2017; Lui et al, 2020; Miller et al, 2019; Mio et al, 2019; Pawar et al, 2018; Wilson et al, 2018; Yang et al, 2017). Two clinical studies are currently ongoing to test combination treatment using investigational BET inhibitors alongside approved PARP inhibitors: a Phase 2 study of ZEN-3694 + talazoparib in patients with metastatic or recurrent TNBC (NCT03901469) and a Phase 1/2 study of PLX2853 + olaparib in patients with mCRPC (NCT04556617).

Use of BET inhibitors in combination with PARP inhibitors may also have synergistic activity to increase efficacy across multiple solid tumors, as shown in the figure below. Several nonclinical studies have provided evidence that BETi in combination with PARPi may provide synergistic activity against ovarian, breast, prostate, pancreatic, and small cell lung cancers (Fehling et al, 2020; Fiorentino et al, 2020; Karakashev et al, 2017; Lui et al, 2020; Miller et al, 2019; Mio et al, 2019; Pawar et al, 2018; Wilson et al, 2018; Yang et al, 2017).

BET INHIBITORS MAY REDUCE PARP INHIBITOR RESISTANCE POSSIBLY BY PREVENTING THE INDUCTION OF ALTERNATIVE DNA REPAIR PATHWAYS

Preclinical Data

In an HR-proficient ovarian tumor model, oral dosing with 20 mg/kg NUV-868 BID in combination with olaparib suppressed HR-proficient ovarian tumor growth better than olaparib alone. Furthermore, this tumor growth inhibition was associated with an increase in double-stranded DNA breaks (γH2AX) in tumors from animals treated with the combination of NUV-868 and olaparib compared to the vehicle treated control group.

NUV-868 INCREASES EFFECTIVENESS OF OLAPARIB IN HR PROFICIENT OVARIAN CANCER XENOGRAFTS

Clinical Development Plan for NUV-868 in Advanced Solid Tumors

In January 2022, the FDA cleared an IND for NUV-868 for the treatment of advanced solid tumors. In March 2022, we initiated a Phase 1 monotherapy dose escalation study in advanced solid tumor patients and enrollment is ongoing. In December 2022, we initiated a Phase 1b study of NUV-868 in combination with olaparib in patients with ovarian cancer, pancreatic cancer, mCRPC, TNBC and other solid tumors, and in combination with enzalutamide for

mCRPC patients. We intend to initiate a Phase 2 study to further explore safety and efficacy once the recommended Phase 2 dose is determined. The primary endpoints for the Phase 1 and Phase 1b portions will be safety, tolerability, and the determination of the recommended phase 2 dose. The primary endpoint for the Phase 2 study will be response.

NUV-868-01 Clinical Study Overview

Overview of Our DDC Technology Platform

The foundations of our DDCs are built by employing tissue-targeting small molecules fused to anti-cancer warheads of existing drugs with well-understood mechanisms of action. For example, our PARP-AR DDC, NUV-1156, is composed of the AR binder Xtandi (enzalutamide) fused to the warhead of the PARP inhibitor Lynparza® (olaparib) to address advanced stage prostate cancers with the potential to move into earlier lines typically treated with surgical prostatectomy. Our PARP-ER DDC, NUV-1176, is composed of a PARP inhibitor warhead that is fused to the binding domain of an ER-targeting small molecule to address ER+ breast and ovarian cancer. In addition, NUV-1511 (also referred to as DDC#1) is a DDC that fuses a targeting agent to a widely used chemotherapy agent. In preclinical models, NUV-1156 and NUV-1176 potently kill tumor cell lines without killing healthy cells in the bone marrow and the gastrointestinal tract. In in vivo models of prostate and breast cancer, NUV-1511 caused significant tumor growth inhibition and regression when compared to the targeting ligand or the chemotherapy-treated groups. We have nominated an undisclosed DDC as a clinical candidate and intend to submit an IND for this DDC by year end 2023.

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

Our Potential Solution—DDCs

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

Key potential benefits of our DDCs include:

•
Tissue-selective targeting improves therapeutic index vs. untargeted warhead;
•
Oral or IV delivery;
•
Binds intracellular and cell membrane targets;
•
Highly cell permeable; and

•
Simpler and less expensive to manufacture

We believe our DDC technology has the potential to be applicable and replicated across many other existing therapies and across multiple indications for oncology.

We have nominated an undisclosed DDC as a clinical candidate and intend to submit an IND for this DDC by year end 2023.

NUV-1156: Targeting AR and PARP for Prostate Cancer

NUV-1156 is an oral small molecule that is composed of a PARP inhibitor warhead that is fused to the binding domain of an AR-targeting small molecule. In preclinical models, NUV-1156 demonstrated the ability to kill tumor cells associated with high AR-expression, sparing healthy cells in the gastrointestinal tract that do not have high levels of AR expression.

We are exploring the use of PARP-AR DDCs in prostate cancer, initially focused on mCRPC where there is an urgent unmet medical need. The ability of our PARP-AR DDC to kill prostate cancer cells resistant to current therapies suggests that this drug could play a role in advanced stage prostate cancer, particularly in the Xtandi and Zytiga resistant setting.

Additionally, we believe PARP-AR DDCs could play a role in early-stage prostate cancer where the SOC for newly diagnosed, early-stage patients is radical prostatectomy and radiation therapy which often results in serious side effects, including urinary and fecal incontinence and erectile dysfunction. We believe a PARP-AR DDC could potentially allow early-stage patients to avoid surgical radical prostatectomy and radiation therapy, which we believe could be a major transformation for the treatment of prostate cancer.

NUV-1156 Drug Design and Mechanism of Action

Our PARP-AR DDCs kill cells via an AR-targeted mechanism. NUV-1156 consists of the warhead from the PARP inhibitor Lynparza (olaparib) which is fused to an AR-binding domain of Xtandi (enzalutamide). We believe this drug design may allow for a PARP inhibitor to be potently delivered to high AR-expressing tumors, like prostate cancer, while potentially reducing the off-target toxicities associated with other PARP inhibitors, namely toxicity in the bone marrow and gastrointestinal tract, which are low AR-expressing tissues. The figure below depicts the components of NUV-1156.

NUV-1156 IS A NOVEL DDC THAT TARGETS AR AND PARP

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

Despite the commercial success of PARP inhibitors, broader adoption is limited by their high rates of GI and bone marrow toxicity which is largely a result of off-target cell killing. Adverse grade 3-4 events from this class of drugs include anemia, thrombocytopenia, neutropenia and alopecia. Other common adverse reactions include nausea, vomiting, diarrhea, fatigue and decreased appetite. We believe a DDC that fuses the warhead of a PARP inhibitor to an AR-binding domain of Xtandi (enzalutamide) may allow us to take advantage of the powerful and proven selectivity of AR therapy in AR-driven tumors by potentially minimizing the toxicities associated with PARP inhibitors in low AR-expressing cells in the gastrointestinal tract and bone marrow and broadening the tumor types (both HR-D and HR-P) in which this approach could be effective.

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

Existing AR Inhibitors and Our Opportunity

Xtandi (enzalutamide) is an AR inhibitor that acts on different steps in the AR signaling pathway. Xtandi has been shown to potently bind to the AR and effectively compete for this receptor against its native ligand testosterone. Zytiga (abiraterone) is an inhibitor of androgen synthesis and results in decreased AR signaling through ligand depletion. Between 15% and 25% of patients do not respond to either AR signaling pathway inhibitors abiraterone or enzalutamide, and the vast majority of the responsive patients will ultimately become resistant, resulting in limited survival. Zytiga was approved for the treatment of mCRPC in 2011 in the U.S. and its worldwide sales peaked at approximately $3.5 billion in 2018 prior to generic entry. Xtandi was approved for the treatment of mCRPC in 2012 in the U.S. and generated worldwide sales of approximately $4.3 billion in 2020.

Overview of Prostate Cancer

See “Overview of Prostate Cancer”, above.

Preclinical Data for NUV-1156

In an in vitro Xtandi (enzalutamide)-resistant prostate cancer model, NUV-1156 demonstrated the ability to inhibit growth of enzalutamide-resistant prostate cancer cells more than Lynparza (olaparib), Xtandi (enzalutamide)

or the combination of olaparib and enzalutamide. Cell proliferation, as measured by IC50, was more than 30,000 nanomolar for enzalutamide, nearly 8,000 nanomolar for olaparib and over 6,000 nanomolar for olaparib + enzalutamide. In contrast, NUV-1156 had an IC50 of 201 nanomolar, demonstrating that forming a DDC of a PARP inhibitor with a targeting agent that targets a receptor highly expressed in prostate cancer leads to orders of magnitude superior therapeutic effects compared to either agent alone, or even a combination of the two agents given in their native state.

NUV-1156 also demonstrated the ability to kill cancer cells while sparing healthy gastrointestinal cells in vitro. In the table and figure below, we show the effects on prostate cancer cells (22Rv1 prostate cancer cell line model) and gastrointestinal epithelial cells, or healthy tissue (IEC-6, a standard model for healthy rat gastrointestinal epithelial cells). In this enzalutamide-resistant model, Xtandi (enzalutamide) had no toxicity on IEC-6 gastrointestinal cells but had little efficacy on Xtandi-resistant prostate cancer cells, a suboptimal effect. Lynparza (olaparib) fared even worse, having little efficacy on Xtandi-resistant prostate cancer, but killing gastrointestinal epithelial cells three times more potently than it kills prostate cancer cells. As compared to Lynparza (olaparib) and Xtandi (enzalutamide), NUV-1156 was observed to be significantly more potent and selective for prostate cancer cells than either Lynparza or Xtandi alone, killing Xtandi-resistant prostate cancer with low nanomolar potency while having little toxicity on healthy gastrointestinal epithelial cells.

NUV-1156 POTENTLY KILLS ENZALUTAMIDE-RESISTANT PROSTATE CANCER CELLS (22RV1) WHICH EXPRESS AR, BUT NOT COLON CELLS (IEC6), WHICH HAVE NO AR

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

Overview of Breast Cancer

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

For patients with advanced ER+ breast cancer, endocrine therapy has been the backbone of treatment with a focus on developing a new generation of selective ER modulators (“SERMs”), aromatase inhibitors (“AIs”) and selective ER degraders (“SERDs”) due to emerging resistance to approved drugs. This resistance to endocrine treatment is due to multiple mechanisms, including changes in ER signaling and activation of other molecular pathways, such as CDK, mammalian target of rapamycin (“mTOR”), phosphoinositide 3-kinase (“PI3K”), mitogen-activated protein kinase (“MAPK”) and others (McAndrew & Finn, 2020). Recently, several agents targeting these mechanisms have been approved by the FDA: mTOR inhibitor (everolimus [2012]), followed by the approval of 3 CDK4/6 inhibitors (palbociclib [2015], ribociclib [2018] and abemaciclib [2018]), and more recently the PI3K inhibitor alpelisib for a subgroup of patients with PI3K alterations (2019). The FDA has also approved 2 PARP inhibitors (talazoparib [2018] and olaparib [2022]) to treat germline BRCA-mutated HER2-negative advanced breast cancer patients.

In 2019, worldwide sales for endocrine and targeted therapies treating ER+ breast cancer patients totaled $9.6 billion. Given the incidence rate and cost of treatment, by 2027 the market size for adjuvant therapy, first line treatments and second line treatments in ER+ breast cancer could total $25 billion, $8 billion and $4 billion, respectively.

Preclinical data for NUV-1176

We have developed NUV-1176, an ER-targeted DDC that is composed of a PARP inhibitor warhead that is fused to the binding domain of an ER-targeting small molecule. In preclinical models, as shown below, NUV-1176 has demonstrated the ability to potently kill both HR-D and HR-P ER+ tumor cell lines with minimal effects on healthy gastrointestinal cells. (IEC-6, a model for healthy rat gastrointestinal epithelial cells).

NUV-1176, AN ER-TARGETED DDC, POTENTLY KILLS BOTH HR-D AND HR-P ER+ BREAST CANCER CELLS WITHOUT KILLING HEALTHY GUT EPITHELIAL CELLS

NUV-1511: A Targeted DDC Derived from a Widely Used Chemotherapy Agent for Prostate and Breast Cancer

NUV-1511 is a DDC that fuses a targeting agent to a widely used chemotherapy agent that suppresses the growth of prostate and breast cancer. We believe NUV-1511 may be able to limit the adverse side effects of the chemotherapy agent while effectively targeting prostate and breast tumors.

Overview of Prostate and Breast Cancer

See “Overview of Prostate Cancer” and “Overview of Breast Cancer”, above.

Preclinical data for NUV-1511

The potential anti-tumor efficacy of NUV-1511 was evaluated in a prostate cancer cell line derived xenograft model (LNCaP). As shown in the figure below, NUV-1511 demonstrated significant tumor growth inhibition with IV dosing. Of note, the DDC targeting ligand or chemotherapy agent alone did not inhibit tumor growth to the extent of NUV-1511.

NUV-1511 was also examined in an ER+/PR+ breast cancer cell line derived xenograft model (T47D). As shown below, NUV-1511 caused significant tumor regressions. The DDC targeting ligand or the chemotherapeutic agent were less effective in inhibiting tumor growth.

NUV-1511, A DDC DERIVATIVE OF A WIDELY USED CHEMO AGENT, CAUSES REGRESSIONS OF PROSTATE AND BREAST CANCER XENOGRAFTS

Additionally, as shown in the figure below, in a prostate cancer xenograft model, intermittent dosing regimens with NUV-1511 were sufficient to cause significant tumor regression up to 28-days, while continuous or intermittent dosing with the chemotherapeutic agent were markedly less effective in inhibiting tumor growth.

INTERMITTENT DOSING OF NUV-1511 LEADS TO SUSTAINED TUMOR INHIBITION FOR WEEKS

In addition to NUV-1511, intermittent dosing with two other DDCs (DDC#2 and DDC#3), which also fuse a targeting agent to a widely used chemotherapy agent, caused marked tumor growth inhibition in an ER+/PR+ breast cancer xenograft model, as shown in the figure below.

OTHER NOVEL DDCs ALSO CAUSE SIGNIFICANT TUMOR GROWTH INHIBITION IN XENOGRAFT MODELS

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries for our investigational products, to operate without infringing valid and enforceable patents and proprietary rights of others, and to prevent others from infringing on our proprietary or intellectual property rights.

We generally seek to protect our proprietary position by pursuing patents that cover the compositions of matter, formulations, methods of use or methods of synthesis relating to our investigational products, as well as other discoveries, technologies, inventions and improvements that may be commercially important to our business. We generally seek patent protection in the U.S. and in foreign jurisdictions such as Australia, Brazil, Canada, Europe, China, Japan, India, Israel, New Zealand, Mexico, Singapore, South Africa, Republic of Korea, Hong Kong and Taiwan.

As of December 31, 2022, our company-owned patent portfolio consists of approximately 3 issued U.S. patents, 19 pending U.S. patent applications, 2 pending PCT applications, and 73 pending foreign patent applications.

For NUV-868, our clinical stage product candidate, we own two patent families that cover the composition of matter of NUV-868 or its methods of use. The patent family that covers NUV-868’s composition of matter includes pending patent applications in the U.S. and certain foreign jurisdictions, and patents that may issue from these patent applications are expected to expire in 2040 (not including patent term adjustment or extension that may be available to extend the term of the patent).

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

For our BET inhibitor, we are aware of several clinical-stage BET inhibitors being developed for patients with hematological malignancies and solid tumors, including, but not limited to, product candidates from Constellation Pharma/MorphoSys Company, Plexxikon, Zenith Epigenetics, Incyte, Boehringer Ingelheim, Abbvie, BMS, Jacobio, Foghorn Therapeutics, Sierra Oncology, Betta Pharmaceuticals, Ranok Therapeutics and Vyne Therapeutics. In addition, there are a number of BET inhibitors at the preclinical stage. To our knowledge, there is currently no commercially available BET inhibitor and the most advanced BET inhibitor is in a Phase 3 clinical trial (pelabresib for myelofibrosis).

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

We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or comparable foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our investigational products, if approved, are likely to be their degree of efficacy, tolerability profile, convenience and price, the effectiveness of companion diagnostics (if required), the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors.

Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products. The requirements and processes governing these activities vary from country to country. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

Clinical Trials

The clinical-stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and eligibility criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB must also approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. FDA may further require that any required confirmatory trial(s) are substantially underway at the time of accelerated approval. FDA may withdraw drug approval or require changes to the labeled indication of the drug if confirmatory post-market trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product.

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

Other U.S. Regulatory Matters

Pharmaceutical manufacturers are subject to various healthcare laws, regulation, and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Our conduct, including those of our employees, as well as our business operations and relationships with third parties, including current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market, and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
The federal Anti-Kickback Statute, which makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the “Affordable Care Act”) provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
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

Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws. In addition, the distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act as well as other applicable consumer safety requirements.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to comply can result in significant civil, criminal and administrative penalties, including damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents, or U.S. patent applications, if issued, may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND or the issue date of the patent, whichever is later, and the submission date of an NDA plus the time between the submission date of an NDA or the issue date of the patent, whichever is later, and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

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

European Union Drug Development

In the European Union, medicinal products are subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory authorities has been obtained.

The various phases of preclinical and clinical research in the European Union are subject to significant regulatory controls. In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20, or CTD, and related national implementing legislation of EU Member States.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increasing their transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory. Since January 31, 2023 all new requests for approval of clinical trials must be based on the CTR.

European Union Drug Review and Approval

In the European Economic Area (“EEA”), which comprises the 27 Member States of the European Union and three European Free Trade Association States (Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”).

To obtain a MA for a product in the EEA, an applicant must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EEA countries (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EEA.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid for all EEA countries. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA.

Under the centralized procedure in the EEA, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EEA country in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EEA countries who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EEA countries.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EEA country to apply for this authorization to be recognized by the competent authorities in other EEA countries. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EEA countries of the MA of a medicinal product by the competent authorities of other EEA countries. The holder of a national MA may submit an application to the competent authority of an EEA country requesting that this authority recognize the MA delivered by the competent authority of another EEA country.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EEA country in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the eCTD (Common Technical Document) providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EEA countries may decide on justified grounds relating to pharmacovigilance, to proceed with one further five- year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EEA country within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

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

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. There may be especially significant delays in obtaining coverage and reimbursement for newly approved drugs. Third-party payors may limit coverage to specific product candidates on an approved list, known as a formulary, which might not include all FDA-approved drugs for a particular indication. We may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost effectiveness of our products. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Additionally, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, in the EEA, some countries provide that products may be marketed only after a reimbursement price has been agreed. Other countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. In addition, some EEA countries may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EEA countries allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the Affordable Care Act. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2031, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, at the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

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

Human Capital

Employees

As of December 31, 2022, we had 53 full-time employees, 18 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 36 employees are engaged in research and development, and 17 employees in general and administrative. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages nor are we aware of any employment circumstances that are likely to disrupt work at any of our facilities. We consider our relationship with our employees to be good.

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

Diversity and Inclusion

Diversity and inclusion are priorities for us. We believe that a rich culture of inclusion and diversity enables us to create, develop and fully leverage the strengths of our workforce. Our workforce is comprised approximately 54% female employees and approximately 47% racial/ethnic minority employees.

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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $86.8 million and $104.2 million in 2021 and 2022, respectively. As of December 31, 2022, we had an accumulated deficit of $267.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses and when, or if, we will be able to achieve profitability. Our expenses could increase and profitability could be further delayed if we decide to or are required by the FDA or other comparable foreign regulatory authorities such as the European Medicines Agency (“EMA”), or the U.K. Medicines & Healthcare Products Regulatory Agency (the “MHRA”), to perform studies or trials in addition to those currently expected, or if there are any delays in the development or completion of any current or future preclinical studies or clinical trials of our current and future product candidates. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing our current and future product candidates.

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

Identifying and developing potential product candidates and conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and begin selling any approved products. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned preclinical studies and clinical trials, initiate additional clinical trials for our product candidates and seek regulatory approval for our current product candidates and any future product candidates we may develop. Our expenses could increase beyond our current expectations if the FDA, or comparable foreign regulatory authorities, require us to perform clinical trials and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce or terminate our research and development programs or future commercialization efforts.

As of December 31, 2022, we had $661.0 million in cash and investments, and an accumulated deficit of $267.0 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”), the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020 and the Inflation Reduction Act enacted in 2022 made many significant changes to the U.S. tax laws. Effective January 1, 2022, the Tax Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to any such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

As of December 31, 2022, we had federal and state net operating loss, (“NOL”), carryforwards of $67.8 million and $124.9 million, respectively. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws.

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

In addition, the clinical trial requirements of the FDA, the European Commission, competent authorities of EU Member States, the MHRA and other comparable regulatory authorities and the criteria regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.

Our approach to the discovery and development of product candidates based on our DDC platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.

The success of our business depends in part upon our ability to identify, develop and commercialize products based on our proprietary Drug-Drug Conjugate (“DDC”) platform, which leverages a novel and unproven therapeutic approach within the drug-conjugate class of anti-cancer therapies. While we have had positive preclinical study results based on our technology, we have not yet succeeded and may not succeed in demonstrating safety and efficacy for any DDC product candidates in clinical trials or in obtaining marketing approval thereafter. Our product candidates arising from our DDC platform are in pre-clinical development and we have not yet completed any clinical trials for any such product candidate. Our research methodology and novel approach to oncology using our DDC platform may be unsuccessful in identifying additional product candidates, and any product candidates based on our technology may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. In addition, adverse developments with respect to one of our DDC platform-based programs may have a significant adverse impact on the actual or perceived likelihood of success and value of similar programs.

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

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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
•
have regulatory authorities withdraw, vary or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS, or comparable foreign restrictions;
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

Further, we, the FDA or comparable foreign regulatory authorities, an IRB, or an Ethics Committee may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with applicable regulatory requirements, including the FDA’s current Good Clinical Practice, (“GCP”) and foreign equivalents, regulators find that we are exposing participants to unacceptable health risks or if the FDA or comparable foreign regulatory authorities find deficiencies in our INDs, clinical trial applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed or eliminated entirely.

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

Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our product candidates receives regulatory approval, and we, or others, later discover that they are less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:

•
withdrawal, variation, suspension or limitation by regulatory authorities of approvals of such product;
•
product candidate is approved under 21 CFR 314 (Subpart H, accelerated approval) or we receive a conditional marketing authorization but required confirmatory trials may fail to verify clinical benefit or we may fail to fulfill requirements of the conditional marketing authorization;
•
seizure of the product by regulatory authorities;
•
recall of the product;
•
restrictions on the marketing of the product or the manufacturing process for any component thereof;
•
requirement by regulatory authorities of additional warnings on the label, such as a “black box” warning or contraindication;
•
requirements that we implement a REMS, or comparable foreign strategies, or create a medication guide outlining the risks of such side effects for distribution to patients;
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

Even if we receive Fast Track designation or granting of other FDA expedited programs, or other comparable foreign expedited programs, for any of our product candidates, there is no guarantee that such product candidates will experience a faster regulatory review or obtain regulatory approval.

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we receive Fast Track designation for any of our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA approval timelines, and the FDA may still decline to approve such product candidates. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason. Similarly, the FDA’s other expedited drug development programs (e.g., Breakthrough Therapy, Accelerated Approval, Priority Review) do not guarantee a product candidate’s faster regulatory review or regulatory approval. The EMA has a similar program called PRIME.

Even if we receive Orphan Drug designation for any of our product candidates, we may be unable to maintain the benefits associated with such designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as Orphan Drugs. Under the Orphan Drug Act, the FDA may designate a drug as an Orphan Drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for certain clinical trial costs and user-fee waivers. Generally, if a drug with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States.

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
•
limitations or warnings contained in the labeling approved for NUV-868 or our other product candidates by the FDA or comparable foreign regulatory authorities;
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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, comparable foreign healthcare programs, private health insurers and other third-party payors are essential for most patients to be able to afford products such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates and, if desired, attract collaboration partners to invest in the development of our product candidates. Coverage under certain government programs, such as Medicare, Medicaid, the 340B drug pricing program and TRICARE, or comparable foreign healthcare programs, may not be available for certain of our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., the European Union or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, regulations and GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA or comparable foreign regulatory authorities may also require a REMS, or comparable foreign regulatory strategies as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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
•
suspension, variation or withdrawal of our marketing authorizations;
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

We and our CROs and other vendors are required to comply with cGMP, GCP, and good laboratory practice (“GLP”), which are regulations and guidelines enforced by the FDA, the competent authorities of EU Member States and any comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators, clinical trial sites and other contractors. Although we will rely on CROs to conduct any current or planned GLP-compliant preclinical studies and GCP-compliant clinical trials and has limited influence over their actual performance, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with our investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, European Commission, MHRA or any comparable foreign regulatory authority may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that all of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, the competent authorities of EU

Member States, the MHRA or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, the competent authorities of EU Member States, the MHRA or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. This may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Some of these events could be the basis for FDA or comparable foreign regulatory authority action, including injunction, recall, seizure or total or partial suspension of production. In addition, our third-party manufacturers and suppliers are subject to FDA inspection and may be subject to inspections from comparable foreign regulatory authorities from time to time. Failure by our third-party manufacturers and suppliers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen, or comparable foreign regulatory authorities' approval regimen, with respect to our product candidate may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. In addition, our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of waste products, and failure to comply with such laws and regulations could result in significant costs associated with civil or criminal fines and penalties for such third parties. Based on the severity of the regulatory action, our clinical or commercial supply of drug and packaging and other services could be interrupted or limited, which could harm our business.

In addition, our CMOs are or may be engaged with other companies to supply and manufacture materials or products for such companies, which also exposes our suppliers and manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier’s or manufacturer’s facility. If the FDA or a comparable foreign regulatory authority finds these facilities unsatisfactory in compliance with applicable regulations, does not approve these facilities for the supply or manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative supply or manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval of or market our product candidates, if approved.

As we prepare for later-stage clinical trials and potential commercialization, we will need to take steps to increase the scale of production of our product candidates, which may include transferring production to new third-party suppliers or manufacturers. In order to conduct larger or late-stage scale clinical trials for our product candidates and supply sufficient commercial quantities of the resulting drug product and our components, if that product candidate is approved for sale, our CMOs and suppliers will need to produce our product candidates in larger quantities, more cost effectively and, in certain cases, at higher yields than they currently achieve. These third-party contractors may not be able to successfully increase the manufacturing capacity for any such product candidates in a timely or cost-effective manner or at all. Significant scale up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and which the FDA and comparable foreign regulatory authorities must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the APIs or the finished product. If our third-party CMOs are unable to successfully scale up the manufacture of any of our product candidates in sufficient quality and quantity and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and we are unable to successfully transfer the processes on a timely basis, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, results of operations and prospects.

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

We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization experience and capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, European Commission, MHRA or similar foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There have been judicial, executive and congressional challenges to certain aspects of the Affordable Care Act. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the Affordable Care Act. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

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

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors and customers will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, health information privacy and security laws and other healthcare laws and regulations, including comparable foreign healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any products on the market, our current and future operations may be, directly or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include:

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, (“HITECH”), and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by “covered entities”, i.e. health plans, healthcare clearinghouses and certain healthcare providers, as well as their “business associates” and covered subcontractors that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;
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

The patent prosecution process is uncertain, expensive and time-consuming. We and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our future licensors will fail to identify patentable aspects of our research and development output in time to obtain patent protection or fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a same or similar, independently-developed invention. Such competitor’s or other third party’s patent application or published information may pose obstacles to or prohibit our ability to obtain patent protection or limit the scope of the patent protection we may obtain. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection in certain jurisdictions. In addition, publications of discoveries in the scientific literature often lag behind actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until approximately 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our future licensors were the first to conceive the inventions claimed in our owned or licensed patents or pending patent applications, or were the first to file for patent protection of such inventions.

The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and is the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’ patent rights are uncertain. Our and our licensors’ pending and future patent applications may not mature into patents or result in issued patents that protect our technology or product candidates, in whole or in part, or effectively exclude others from commercializing competitive technologies and product candidates. The patent examination process may require us or our licensors to narrow the scope of the claims of our pending and future patent applications, and therefore, even if such patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our and our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover such technology. Any patents that we hold or in-license may be challenged or, circumvented by third parties or narrowed, invalidated or held unenforceable in litigation or post-grant proceedings. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

The patent protection we obtain for our product candidates and technology may be challenged or not sufficient to provide us with any competitive advantage.

Even if our owned or licensed patent applications issue as patents, the issuance of any such patents is not conclusive as to their inventorship, scope, validity or enforceability, and such patents may be challenged, invalidated, narrowed or held to be unenforceable, including in the courts or patent offices in the U.S. and abroad, or circumvented. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”), a federal court or equivalent foreign bodies, or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review or interference proceedings, or other similar proceedings, challenging our patent rights or the patent rights of others. An adverse determination as a result of any such submission, proceeding or litigation could reduce the scope of, invalidate, or render unenforceable, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference or derivation proceedings declared by the USPTO to determine priority or ownership of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such proceedings and any other patent challenges may result in loss of patent rights, loss of exclusivity, loss of priority or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Moreover, there could be public announcements of the results of hearings, motions or other developments related to any of the foregoing proceedings. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate our issued patents or other intellectual property or the patents or other intellectual property of our licensors. In addition, our patents or the patents of our licensors may become involved in inventorship or priority disputes. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our patents are invalid and/or unenforceable. In a patent infringement proceeding, a court may decide that a patent of ours is invalid and/or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation proceeding could put one or more of our owned or licensed patents at risk of being invalidated and/or held unenforceable, interpreted narrowly or interpreted in a manner that would not prevent competitors from entering the market. Further, we may find it impractical or undesirable to enforce our intellectual property against some third parties.

In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including, e.g., lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO or an equivalent foreign body, even outside the context of litigation. Potential proceedings include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our technology or any product candidates that we may develop. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the applicable product candidates or technology covered by the patent rendered invalid and/or unenforceable. Such a loss of patent protection could materially harm our business, financial condition, results of operations and prospects.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the ownership or priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Such licenses may not be available on commercially reasonable terms, or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of one or more of the product candidates we may develop. In addition, if we or our licensors are unsuccessful in any inventorship disputes to which we or they are subject, we may lose valuable intellectual property rights, such as exclusive ownership of, or the exclusive right to use, our owned or in-licensed patents. The loss of exclusivity or the narrowing of scope of our owned and/or licensed patents could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations or prospects. Even if we are successful in any of the foregoing disputes, it could result in substantial costs and be a distraction to management and other employees. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceeding.

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

Filing, prosecuting, maintaining, defending and enforcing patents and other intellectual property rights on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S.. As such, we may choose not to seek to protect our intellectual property in certain jurisdictions, which could leave us without recourse to prevent competitive products from being manufactured or commercialized in such jurisdictions. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S.. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries or from selling or importing products made using our inventions in all jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection or other intellectual property rights to develop their own products and may export otherwise infringing, misappropriating or violating products to territories where we have patent or other intellectual property protection, but enforcement rights are not as strong as those in the U.S.. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

It may be necessary for us to use the patented or other proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license or ownership from these third parties. The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources or greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to license or acquire such intellectual property or technology, or if we are forced to in-license such intellectual property or technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, or the cost of development, manufacture or commercialization may be materially increased, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

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

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, and a given patent may be subject to other term adjustments, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product candidate, we may be open to competition from competitive products, including generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors’ or collaborators’ patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. Assuming that other requirements for patentability are met, prior to March 16, 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. On March 16, 2013, under the Leahy-Smith America Invents Act enacted in September 2011 (the “Leahy-Smith Act”), the U.S. transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, all of which could harm our business, financial condition, results of operations and prospects.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on any issued patents and certain pending patent applications are required to be paid to the USPTO or foreign patent agencies in several stages over the lifetime of a patent. In certain circumstances, we may rely on our licensors to pay these fees. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar requirements during the patent application and prosecution process. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official communications within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in irrevocable abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would harm our business, financial condition, results of operations and prospects.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could negatively impact the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including re-examination, interference, post-grant review, inter partes review or derivation proceedings, or other similar proceedings, before the USPTO, a federal court or an equivalent foreign body. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. In the event that any of these patents were asserted against us, we believe that we would have defenses against any such action, including that such patents are invalid and/or unenforceable, that our product candidates do not infringe such patents, or that we would be able to replace such technology with alternative, non-infringing technology. However, if any such patents were to be asserted against us and our defenses to such assertion were unsuccessful and such alternative technology was not available or technologically or commercially practical, unless we obtain a license to such patents, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patents, and we could be precluded from commercializing any product candidates that were ultimately held to infringe such patents. Any potential future legal proceedings relating to these patents could cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. If we are unsuccessful in our challenges to these patents and become subject to litigation or are unable to obtain a license on commercially reasonable terms with respect to these patents, it could harm our business, financial condition, results of operations and prospects.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development collaborations that would help us commercialize our product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

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

During the trademark registration process, we may receive office actions from the USPTO or from comparable agencies in foreign jurisdictions refusing to register our trademarks. Although we would be given an opportunity to respond to those refusals, we may be unable to overcome them. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may in the future be filed against our trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. In addition, third parties may file first for our trademarks or similar variations thereof in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may be unable to compete effectively, which could have an adverse effect on our business, financial condition, results of operations and prospects.

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
•
the patents or pending patent applications of others may harm our business; and
•
we may choose not to file for patent protection in order to maintain certain trade secrets or know-how, and a third party may subsequently file for and obtain a patent covering such intellectual property.

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

As of December 31, 2022, we had 53 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or unauthorized activities that violates (1) the laws, regulations and guidance of the FDA, the European Commission, the EMA, the MHRA and other similar regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, (3) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and abroad and (4) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product candidates, which could result in regulatory sanctions and serious harm to our reputation.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to privacy and information security incidents, such as data breaches, damage from computer viruses and unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber attacks or cyber intrusions over the Internet, attachments to emails, persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.

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

As we become more dependent on information technologies to conduct our operations, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication. These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we and our partners may be unable to anticipate these techniques or to implement adequate preventative measures. Further, we do not have any control over the operations of the facilities or technology of our cloud and service providers, including any third-party vendors that collect, process and store personal data on our behalf. Our systems, servers and platforms and those of our service providers may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect. Individuals able to circumvent such security measures may misappropriate our confidential or proprietary information, disrupt our operations, damage our computers or otherwise impair our reputation and business. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third-party providers will be successful in preventing cyber attacks or successfully mitigating their effects. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our future product candidates could be delayed.

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

Dr. Hung holds all of the outstanding shares of our Class B common stock and approximately 27% of our Class A and Class B common stock outstanding. In addition to voting together with the Class A common stock (with one vote per share) on all matters, the holders of Class B common stock have (i) the right to elect and remove without cause three of our directors plus at least 50% of all directors in excess of seven and (ii) an approval right over any acquisition (whether by merger, sale of shares or sale of assets) or our liquidation. Accordingly, Dr. Hung has the ability to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. Dr. Hung may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Class A common stock.

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

The sale of our securities in the public market, or the perception that such sales could occur, could harm the prevailing market price of our securities. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of the consummation of the Merger, we had a total of approximately 217,650,055 shares of common stock outstanding, consisting of approximately 216,650,055 shares of Class A common stock and 1,000,000 shares of Class B common stock. All shares issued in the Merger are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates.

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

As of December 31, 2022, we have options outstanding to purchase approximately 22,865,714 shares of Class A common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue an aggregate of up to 49,859,041 shares of Class A common stock and Class B common stock, which amount will be subject to increase from time to time. We may also issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

We are eligible to report as a smaller reporting company. For as long as we continue to be eligible to report as a “smaller reporting company,” including with respect to any portions of our 2023 proxy statement that are incorporated by reference into this report, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive because we rely on any of these exemptions, there may be a less active trading market for our securities and the price of our securities may be more volatile.

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

On February 28, 2023, we filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the Delaware General Corporation Law, which permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts. The petition sought an order of the Chancery Court validating and declaring effective (i) our Amended and Restated Certificate of Incorporation dated February 10, 2021 (the “A&R COI”), including its filing and effectiveness, as of the date and time that it was originally filed with the Delaware Secretary of State and (ii) all shares of our capital stock issued in reliance on the validity and effectiveness of the A&R COI as of the date and time of the original issuance of such shares. Although we believe the A&R COI and all shares issued under it were valid and effective at all relevant times, a recent decision of the Court of Chancery created uncertainty regarding the approval of the A&R COI by our stockholders in February 2021. On March 14, 2023, the Court of Chancery entered the requested order.

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

Holders of Record

As of February 17, 2023, there were approximately 53 holders of record of our Class A common stock and 5 holders of record of our warrants to purchase shares of our Class A common stock.

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

Our clinical stage product candidate, NUV-868, is a BD2-selective oral small molecule BET (bromodomain and extra-terminal) inhibitor that inhibits BRD4. In January 2022, the FDA cleared an IND for NUV-868 for the treatment of advanced solid tumors, and we initiated a Phase 1 trial for this indication in March 2022. In December 2022, we initiated a Phase 1b study of NUV-868 in combination with olaparib in ovarian cancer, pancreatic cancer, metastatic castration-resistant prostate cancer, triple negative breast cancers (“TNBC”) and other solid tumors, and in combination with enzalutamide in metastatic castration-resistant prostate cancer (“mCRPC”).

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

Recent Developments

On August 1, 2022, we announced the decision to discontinue clinical development of our previous lead development candidate, NUV-422, following the emergence of a safety signal, uveitis (a form of inflammation of the eye), in our monotherapy Phase 1/2 study for NUV-422. This decision was the result of an internal risk-benefit analysis factoring in feedback received from the FDA. As a result of this decision, we implemented a restructuring plan to reduce our workforce by 30 employees (approximately 35%) to reduce operating costs and to better align our workforce with the needs of our business following the discontinuation of clinical development of NUV-422. The restructuring was completed by the end of 2022.

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

We have incurred net losses in each year since inception. As of December 31, 2022, we had an accumulated deficit of $267.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Years Ended December 31, 2022 and 2021

	Years Ended December 31,		Increase /
	2022	2021	(Decrease)
(In thousands)
Operating expenses:
Research and development	$87,815	$69,037	$18,778
General and administrative	31,919	24,281	7,638
Total operating expenses	119,734	93,318	26,416
Loss from operations	(119,734)	(93,318)	(26,416)
Other income (expense), net	15,535	6,470	9,065
Net loss	$(104,199)	$(86,848)	$(17,351)

Research and Development Expenses

Research and development expenses increased by $18.8 million for the years ended December 31, 2022 compared to 2021. The increase was primarily due to a $11.6 million increase in third-party costs related to research services and manufacturing to advance our current preclinical programs and Phase 1/2 clinical trial, a $3.6 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, restructuring costs of $1.7 million related to severance and benefits costs and $5.7 million related to contract termination costs offset by $3.8 million related to issuance of common stock as consideration for the purchase of in-process research and development in the prior year.

General and Administrative Expenses

General and administrative expenses increased by $7.6 million for the years ended December 31, 2022, compared to 2021. The increase was primarily due to a $6.3 million increase in personnel-related costs driven by an increase in headcount and stock-based compensation, a $0.1 million increase in legal fees, a $0.6 million increase in insurance, a $0.5 million increase in other miscellaneous expenses, a $0.3 million increase in occupancy expenses, and $0.1 million in restructuring costs related to severance and benefit costs partially offset by a $0.3 million decrease in taxes.

Other Income (Expense), Net

Other income (expense), net increased by $9.1 million for the years ended December 31, 2022 compared to 2021 primarily related to a $6.0 million decrease in the fair value of warrant liability (giving the Company income) and an increase of $4.5 million in interest income from investments in 2022 primarily because of higher treasury yield in 2022 compared to 2021 offset by an increase of net loss of $1.2 million primarily due to realized losses on exchange traded funds in 2022 and an increase of $0.2 million in investment fees.

Liquidity, Capital Resources and Plan of Operations

From inception through December 31, 2022, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock, including through the Merger and the PIPE Investment. As of December 31, 2022, we had $661.0 million in cash, cash equivalents and marketable securities and an accumulated deficit of $267.0 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2022	2021
	(In thousands)
Cash used in operating activities	$(96,108)	$(68,190)
Cash provided by (used in) investing activities	63,457	(454,669)
Cash provided by financing activities	1,327	625,527
Net (decrease) increase in cash and cash equivalents	$(31,324)	$102,668

Operating Activities

In 2022, cash used in operating activities of $96.1 million was attributable to a net loss of $104.2 million and a net change of $3.4 million in our net operating assets and liabilities partially offset by non-cash charges of $11.5 million. The change in operating assets and liabilities was primarily due to a $2.3 million decrease in accrued expenses, $0.2 million increase in prepaid expenses and $1.8 million decrease in accounts payable offset by $0.6 million decrease in interest receivable on marketable securities and $0.3 million decrease in lease security deposit. The non-cash charges consisted primarily of stock-based compensation of $16.3 million, amortization of premium on marketable securities of $3.7 million, loss on marketable securities of $1.2 million, depreciation and amortization expense of $0.2 million and lease expense of $0.3 million offset by changes in fair value of Warrant liability of $10.2 million.

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

Investing Activities

In 2022, cash provided by investing activities of $63.4 million was related to $584.1 million of proceeds from the sale of marketable securities offset by the purchase of marketable securities of $520.3 million and purchases of property and equipment of $0.4 million.

In 2021, cash used for investing activities of $454.7 million was related to the purchase of marketable securities of $609.3 million, purchases of property and equipment of $0.3 million partially offset by $154.9 million of proceeds from the sale of marketable securities.

Financing Activities

In 2022, cash provided by financing activities of $1.3 million was related to the $0.9 million of proceeds from exercise of options and $0.4 million of proceeds from issuance of common stock under the Employee Stock Purchase Plan.

In 2021, cash provided by financing activities of $625.5 million was related to the $624.8 million net proceeds from the Merger, $0.3 million of proceeds from issuance of common stock under Employee Stock Purchase Plan and $0.4 million of proceeds from exercise of options.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the year ended December 31, 2022 appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and investments of $661.0 million as of December 31, 2022, consisting of cash, money market funds, municipal bonds, certificate of deposits, exchange traded fund, government securities, commercial paper, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2022. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2022.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

2. Consolidated Financial Statement Schedules

None.

3. Exhibits

We hereby file or incorporate by reference as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated October 20, 2020	S-4/A	333-250036	2.1	January 8, 2021

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39351	3.1	February 12, 2021

3.2	Amended and Restated Bylaws	8-K	001-39351	3.2	February 12, 2021

4.1	Specimen Class A Common Stock Certificate	S-4/A	333-250036	4.4	January 8, 2021

4.2	Specimen Warrant Certificate	S-1/A	333-239138	4.4	June 23, 2020

4.3	Warrant Agreement, dated June 30, 2020, between Continental Stock Transfer & Trust Company and the Registrant	S-1/A	333-239138	4.4	June 23, 2020

4.4	Description of Securities	10-K	001-39351	4.4	March 11, 2021

10.1	Form of PIPE Subscription Agreements	8-K	001-39351	10.1	October 21, 2020

10.2	Forward Purchase Agreement, dated June 30, 2020, between Registrant, EcoR1 Panacea Holdings, LLC, EcoR1 Capital Fund, L.P., EcoR1 Capital Fund Qualified, L.P. and EcoR1 Venture Opportunity Fund, L.P.	8-K	000-39315	10.7	July 6, 2020

10.3#	2021 Equity Incentive Plan	8-K	001-39351	10.3	February 12, 2021

10.4#	Forms of Option Grant Notice and Option Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.4	February 12, 2021

10.5#	Forms of RSU Award Grant Notice and Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.5	February 12, 2021

10.6#	2021 Employee Stock Purchase Plan	8-K	001-39351	10.6	February 12, 2021

10.7#	2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.13	November 12, 2020

10.8#	Forms of Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.14	November 12, 2020

10.9#	Form of Indemnification Agreement	S-4/A	333-250036	10.8	January 19, 2021

10.10#	Offer Letter, dated October 6, 2020, by and between Registrant and Jennifer Fox	S-4/A	333-250036	10.11	December 18, 2020

10.11#	Severance and Change in Control Plan	S-4/A	333-250036	10.12	January 8, 2021

10.12	Amended and Restated Registration Rights Agreement, dated February 10, 2021, by and among the Registrant, the EcoR1 Panacea Holdings, LLC, Cowen Investments and certain other stockholders of the Registrant party thereto	8-K	001-39351	10.12	February 12, 2021

10.13	Letter Agreement, dated June 30, 2020, by and among the Registrant, EcoR1 Panacea Holdings, LLC, Cowen Investments, and the Registrant’s officers and directors	8-K	001-39351	10.1	July 6, 2020

10.15	Agreement of Lease by and between Zapco 1500 Investment, L.P. and Legacy Nuvation Bio, dated June 30, 2019	S-4/A	333-250036	10.17	December 18, 2020

10.16†	Asset Acquisition Agreement by and between RePharmation Inc., GIRAFPHARMA LLC and David Hung, dated January 21, 2019	S-4/A	333-250036	10.19	December 18, 2020

10.17	Stock Restriction Agreement by and between the Legacy Nuvation Bio and David Hung, dated June 17, 2019	S-4	333-250036	10.21	November 12, 2020

10.18	Form of Lock-Up Agreement	8-K	001-39351	10.6	October 21, 2020

14.1	Code of Business Conduct and Ethics	8-K	001-39351	14.1	February 12, 2021

16.1	Letter from Withum	8-K	001-39351	16.1	February 12, 2021

21.1	List of Subsidiaries	8-K	001-39351	21.1	February 12, 2021
23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

NUVATION BIO INC.

Date: March 15, 2023	By:	/s/ David Hung, M.D.
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

Signature	Title	Date
/S/ DAVID HUNG, M.D.	Chief Executive Officer (Principal Executive Officer)	March 15, 2023
David Hung, M.D.

/S/ JENNIFER FOX	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2023
Jennifer Fox

/S/ DANIEL G. WELCH	Chair of the Board of Directors	March 15, 2023
Daniel G. Welch

/S/ ROBERT B. BAZEMORE, JR.	Director	March 15, 2023
Robert B. Bazemore, Jr.

/S/ KIM BLICKENSTAFF	Director	March 15, 2023
Kim Blickenstaff

/S/ KATHRYN E. FALBERG	Director	March 15, 2023
Kathryn E. Falberg

/S/ OLEG NODELMAN	Director	March 15, 2023
Oleg Nodelman

/S/ W. ANTHONY VERNON	Director	March 15, 2023
W. Anthony Vernon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Nuvation Bio Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvation Bio Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control related to the valuation of stock-based awards based on both a service condition and achievement of a market-based or performance-based condition process, including management’s method and assumptions. We involved valuation professionals with specialized skill and knowledge who assisted in:

•
evaluating the appropriateness of the valuation methodology utilized by the Company
•
assessing the public peer group companies used to calculate the expected price volatility by reviewing the business descriptions of the public company peer group and evaluating them to determine that the public peer group companies are reasonably comparable in terms of industry and business model of the Company
•
developing a range of fair values of the stock-based awards based on both a service condition and achievement of either a market-based or performance-based condition using a separate Monte Carlo simulation and comparing to the Company’s estimate for a sample of stock-based awards.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Short Hills, New Jersey

March 15, 2023

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$101,099	$132,423
Prepaid expenses and other current assets	3,819	3,642
Marketable securities	559,915	632,969
Interest receivable on marketable securities	2,485	3,039
Total current assets	667,318	772,073
Property and equipment, net	894	786
Lease security deposit	138	421
Operating lease right-of-use assets	3,791	2,871
Total assets	$672,141	$776,151
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,139	$3,925
Current operating lease liabilities	1,206	863
Accrued expenses	9,816	12,137
Total current liabilities	13,161	16,925
Warrant liability	850	11,037
Non-current operating lease liabilities	3,054	2,192
Total liabilities	17,065	30,154
Commitments and contingencies (Note 16)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of December 31, 2022 and December 31, 2021, respectively, 218,632,699 (Class A 217,632,699, Class B 1,000,000) and 217,948,568 (Class A 216,948,568, Class B 1,000,000) shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	927,604	909,985
Accumulated deficit	(267,002)	(162,803)
Accumulated other comprehensive loss	(5,526)	(1,185)
Total stockholders’ equity	655,076	745,997
Total liabilities and stockholders’ equity	$672,141	$776,151

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	For the Years Ended December 31,
	2022	2021
Operating expenses:
Research and development	$87,815	$69,037
General and administrative	31,919	24,281
Total operating expenses	119,734	93,318
Loss from operations	(119,734)	(93,318)
Other income (expense):
Interest income	7,448	2,963
Investment advisory fees	(872)	(644)
Change in fair value of warrant liability	10,187	4,231
Net loss on marketable securities	(1,228)	(80)
Total other income (expense), net	15,535	6,470
Loss before income taxes	(104,199)	(86,848)
Provision for income taxes	—	—
Net loss	$(104,199)	$(86,848)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.44)
Weighted average common shares outstanding, basic and diluted	216,721	197,887
Comprehensive loss:
Net loss	$(104,199)	$(86,848)
Other comprehensive income (loss), net of taxes:
Unrealized loss on available-for-sale securities, net	(4,341)	(2,742)
Comprehensive loss	$(108,540)	$(89,590)

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	(Loss) Income	Deficit

Balance, December 31, 2020	91,397,142	57,645,013	$289,482	$(75,955)	$1,557	$215,084
Issuance and exchange of common stock, net of issuance costs upon the Merger (see Note 3)	125,252,913	(56,645,013)	606,690	—	—	606,690
Issuance of common stock	368,408	—	3,787	—	—	3,787
Treasury stock, acquired and retired, at cost	(368,408)	—	—	—	—	—
Issuance of common stock for purchase under ESPP	40,118	—	308	—	—	308
Exercise of stock options	258,395	—	450	—	—	450
Stock-based compensation	—	—	9,268	—	—	9,268
Net loss	—	—	—	(86,848)	—	(86,848)
Other comprehensive loss	—	—	—	—	(2,742)	(2,742)
Balance, December 31, 2021	216,948,568	1,000,000	909,985	(162,803)	(1,185)	745,997
Exercise of stock options	539,880	—	939	—	—	939
Exercise of warrants	10	—	—	—	—	—
Issuance of common stock for purchase under ESPP	144,241	—	388	—	—	388
Stock-based compensation	—	—	16,292	—	—	16,292
Net loss	—	—	—	(104,199)	—	(104,199)
Other comprehensive loss	—	—	—	—	(4,341)	(4,341)
Balance, December 31, 2022	217,632,699	1,000,000	$927,604	$(267,002)	$(5,526)	$655,076

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the Years Ended December 31,	2022	2021
Cash flows from operating activities:
Net loss	$(104,199)	$(86,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for in-process research and development expense	—	3,787
Stock-based compensation	16,292	9,268
Depreciation and amortization	199	184
Non-cash lease expense	285	184
Change in fair value of warrant liability	(10,187)	(4,231)
Net amortization on marketable securities	3,671	4,593
Net loss on marketable securities	1,228	80
Net loss on disposal of property and equipment	50	—
Change in operating assets and liabilities (net of assets and liabilities acquired in the Merger)
Prepaid expenses and other current assets	(177)	(2,416)
Interest receivable on marketable securities	554	(1,947)
Lease security deposit	283	—
Accounts payable	(1,786)	1,861
Accrued expenses	(2,321)	7,452
Deferred rent	—	(157)
Net cash used in operating activities	(96,108)	(68,190)
Cash flow from investing activities:
Purchases of marketable securities	(520,307)	(609,300)
Proceeds from marketable securities	584,121	154,913
Purchases of property and equipment	(370)	(282)
Proceeds from sale of property and equipment	13	—
Net cash provided by (used in) investing activities	63,457	(454,669)
Cash flow from financing activities:
Proceeds from the Merger, net of offering costs paid	—	624,769
Proceeds from issuance of common stock under ESPP	388	308
Proceeds from exercises of options	939	450
Net cash provided by financing activities	1,327	625,527
Net (decrease) increase in cash and cash equivalents	(31,324)	102,668
Cash and cash equivalents, beginning of the period	132,423	29,755
Cash and cash equivalents, end of the period	$101,099	$132,423

Non-cash operating activity:
Right-of-use asset recognized	$2,171	$3,917
Non-cash investing and financing activity:
Issuance of common stock for in-process research and development	$—	$3,787

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

Liquidity

As of December 31, 2022, the Company has an accumulated deficit of approximately $267.0 million and net cash used in operating activities was approximately $96.1 million for the year ended December 31, 2022. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of December 31, 2022, the Company had cash, cash equivalents, and marketable securities of $661.0 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

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

Recent Accounting Pronouncements

Standard Not Yet Effective

In June 2016, the FASB issued Topic 326 on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses and additional disclosures. As a smaller reporting company, this guidance is effective for fiscal years beginning after December 15, 2022. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Summary of Shares Issued

The following table summarized the number of shares of common stock outstanding immediately following the consummation of the Merger:

	Class A Common	Class B Common	Total
Panacea shares outstanding prior to the Merger	14,862,500	3,593,750	18,456,250
Less: redemption of Panacea shares prior to the Merger	(3,350)		(3,350)
Conversion of Panacea shares as a result of the Merger	3,593,750	(3,593,750)	—
Common stock of Panacea	18,452,900	—	18,452,900
Shares issued pursuant to the PIPE financing	47,655,000	—	47,655,000
Shares issued pursuant to the Forward Purchase	2,500,000	—	2,500,000
Issuance of shares upon the Merger	68,607,900	—	68,607,900
Conversion of Old Nuvation Redeemable Series A Convertible Preferred Stock	68,097,805	—	68,097,805
Conversion of Old Nuvation Class A common stock	23,299,337	—	23,299,337
Conversion of Old Nuvation Class B common stock	—	57,645,013	57,645,013
Conversion of Founder shares	56,645,013	(56,645,013)	—
Total shares of Nuvation Bio outstanding immediately following the Merger	216,650,055	1,000,000	217,650,055

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

The following table presents information about the Company’s marketable securities and the Warrant liability as of December 31, 2022 and 2021, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Nuvation public warrant pricing, Nuvation’s own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$35,204	$35,204	$—	$—
U.S. government securities	32,779	—	32,779	—
Corporate bonds	328	—	328	—
	68,311	35,204	33,107	—
Marketable securities:
Certificate of deposits	13,984	—	13,984	—
Commercial paper	50,173	—	50,173	—
U.S. government and government agency securities	305,657	—	305,657	—
Corporate bonds	187,130	—	187,130	—
Municipal bonds	2,971	—	2,971	—
	559,915	—	559,915	—
Total financial assets:	$628,226	$35,204	$593,022	$—

Financial liabilities:
Warrants	$850	$813	$—	$37

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$53,292	$53,292	$—	$—
Commercial paper	30,845	—	30,845	—
Corporate bonds	571	—	571	—
	84,708	53,292	31,416	—
Marketable securities:
Certificate of deposits	3,000	—	3,000	—
Commercial paper	16,892	—	16,892	—
U.S. government and government agency securities	267,267	—	267,267	—
Corporate bonds	320,192	—	320,192	—
Municipal bonds	10,821	—	10,821	—
Exchange traded fund	14,797	14,797	—	—
	632,969	14,797	618,172	—
Total financial assets:	$717,677	$68,089	$649,588	$—

Financial liabilities:
Warrants	$11,037	$10,631	$—	$406

Marketable securities consist of U.S. government and government agency, certificate of deposits, commercial paper, corporate bond and municipal securities ("Debt Securities") and an exchange traded fund that primarily owns fixed income securities. Based on the Company’s intentions regarding its marketable securities, all Debt Securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security. The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$35,204	$—	$—	$35,204
U.S. government and government agency securities	32,773	6	—	32,779
Corporate bonds	328	—	—	328
	68,305	6	—	68,311
Marketable securities:
Certificate of deposits	13,998	6	(20)	13,984
Commercial paper	50,240	21	(88)	50,173
U.S. government and government agency securities	308,510	30	(2,883)	305,657
Corporate bonds	189,695	23	(2,588)	187,130
Municipal bonds	3,004	—	(33)	2,971
	565,447	80	(5,612)	559,915
	$633,752	$86	$(5,612)	$628,226

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$53,292	$—	$—	$53,292
Commercial paper	30,845	—	—	30,845
Corporate bonds	571	—	—	571
	84,708	—	—	84,708
Marketable securities:
Certificate of deposits	3,000	—	—	3,000
Commercial paper	16,889	3	—	16,892
U.S government and government agency securities	267,792	213	(738)	267,267
Corporate bonds	320,827	147	(782)	320,192
Municipal bonds	10,849	—	(28)	10,821
Exchange traded fund	14,963	—	(166)	14,797
	634,320	363	(1,714)	632,969
	$719,028	$363	$(1,714)	$717,677

For the years ended December 31, 2022 and 2021, the activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$9	$88
Realized losses from sales of available-for-sale securities	(1,065)	(2)
	(1,056)	86
Net gains (losses) on equity securities were as follows:
Net realized losses on equities sold	(172)	—
Net unrealized losses on equities	—	(166)
	(172)	(166)

Total losses on marketable securities	$(1,228)	$(80)

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$7,139	$(20)	$—	$—	$7,139	$(20)
Commercial paper	26,938	(88)	—	—	26,938	(88)
U.S. government and government agency securities	150,126	(977)	101,095	(1,906)	251,221	(2,883)
Corporate bonds	69,402	(565)	108,748	(2,023)	178,150	(2,588)
Municipal bonds	—	—	2,971	(33)	2,971	(33)
	$253,605	$(1,650)	$212,814	$(3,962)	$466,419	$(5,612)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
U.S. government and government agency securities	218,106	(738)	—	—	218,106	(738)
Corporate bonds	279,557	(782)	—	—	279,557	(782)
Municipal bonds	10,821	(28)	—	—	10,821	(28)
Exchanged traded funds	14,798	(166)	—	—	14,798	(166)
	$523,282	$(1,714)	$—	$—	$523,282	$(1,714)

Maturity information based on fair value of the available-for-sale securities is as follows as of December 31, 2022:

	Within one year	After one year through five years	Total
	(In thousands)
Corporate bonds	$140,099	$47,031	$187,130
U.S. government and government agency securities	271,032	34,625	305,657
Commercial paper	50,173	—	50,173
Municipal bonds	2,971	—	2,971
Certificate of deposits	13,984	—	13,984
	$478,259	$81,656	$559,915

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Computers	$506	$521
Furniture and fixtures	530	312
Leasehold improvements	316	244
Total property and equipment	1,352	1,077
Less accumulated depreciation and amortization	(458)	(291)
Total property and equipment, net	$894	$786

Depreciation and amortization expense related to property and equipment was $0.2 million for the years ended December 31, 2022 and 2021.

NOTE 6. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Accrued consultant fees	$5,362	$5,086
Accrued employee compensation	3,987	6,165
Accrued professional fees	236	288
Accrued other taxes	112	402
Accrued other	119	196
	$9,816	$12,137

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

Operating lease expense was $1.5 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively. Expense related to variable leases was not significant for the years ended December 31, 2022 and 2021. Operating cash flows for the year ended December 31, 2022 and 2021 included $1.2 million for operating leases.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of December 31, 2022.

December 31, 2022
(In thousands)
2023	$1,422
2024	1,495
2025	1,071
2026	631
2027 and thereafter	81
Total undiscounted lease payments	4,700
Less: imputed interest	(440)
Total operating lease liabilities	$4,260

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 6.0%. The Company's weighted average remaining lease term was 3.34 years as of December 31, 2022.

NOTE 8. STOCKHOLDERS’ EQUITY

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

As of December 31, 2022, the Founder owns 100% of the outstanding Class B common stock.

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

Common Stock Restriction Agreement

As a result of the Merger, the shares subject to the “Stock Restriction Agreement” between the Company and the Founder was adjusted based on the Exchange Ratio. The number of shares, as adjusted, subject to repurchase per the terms of the Stock Restriction Agreement is reduced each month by 1,101,240 Class A common shares and no common shares will be subject to repurchase by June 2022. As of December 31, 2022, there are no shares of Class A Common Stock subject to the repurchase option.

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

NOTE 9. NET LOSS PER SHARE

As a result of the Merger, the Company has retroactively restated the weighted average shares outstanding prior to February 10, 2021 to give effect to the Exchange Ratio.

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of Class A and Class B common stock outstanding, but excluding shares of common stock subject to repurchase for the period. The number of common stock shares subject to repurchase was determined prospectively from the date of the Stock Restriction Agreement described in Note 8. Diluted loss per share reflects the potential dilution that could occur if the stock options to issue common stock were exercised. The Company had a net loss in all periods presented thus the dilutive net loss per common share is the same as the basic net loss per common share as the effect of any options or conversions is anti-dilutive.

The earnings per share amounts are the same for the different classes of common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or liquidation.

The following securities outstanding at December 31, 2022 and 2021 have been excluded from the calculation of weighted average shares outstanding:

	As of December 31,
	2022	2021
Class A common shares subject to repurchase	—	6,061,439
Warrants	5,787,462	5,787,472
Class A common stock options	22,865,714	11,216,275

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a rollforward of the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2022 and 2021, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2022	2021
	(In thousands)
Balance at beginning of period	$(1,185)	$1,557
Unrealized loss	(5,569)	(2,656)
Amount reclassified for realized loss (gain) on marketable securities	1,228	(86)
Balance at end of period	$(5,526)	$(1,185)

NOTE 11. STOCK-BASED COMPENSATION

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

The stock-based compensation expense included in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Years ended December 31,
	2022	2021
Research and development	$6,326	$5,020
General and administrative	9,966	4,248
	$16,292	$9,268

Options with Service Conditions

Options granted with only service conditions generally vest over four years and expire after ten years. Stock option activity with service condition only for employees and members of the Company’s Board of Directors for the year ended December 31, 2022 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	6,328,651	$5.37
Granted	16,473,165	$4.24
Forfeited	(3,654,129)	$5.45
Expired	—	$—
Exercised	(539,880)	$1.74		$953
Outstanding at December 31, 2022	18,607,807	$4.46	8.95	$416
Exercisable at December 31, 2022	3,080,958	$4.56	7.58	$326

All unvested options as of December 31 ,2022 are expected to vest. The weighted average grant-date fair value of stock options outstanding on December 31, 2022 and 2021 was $3.00 and $7.54 per share, respectively. Total unrecognized compensation costs related to non-vested stock options at December 31, 2022 was $40.9 million and is expected to be recognized within future operating results over a weighted-average period of 2.76 years.

For stock options granted with only service conditions during the years ended December 31, 2022 and 2021, the inputs in the Black-Scholes option-pricing model to determine the fair value is as follows:

	December 31,
	2022	2021
Exercise price	$1.91 - $6.10	$8.25 - $14.39
Risk-free interest rate	1.69% - 3.75	0.51% - 1.39%
Expected volatility	80% - 82%	90% - 95%
Expected term in years	5.50 - 6.08	5.28 - 6.25
Dividend	0%	0%

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

Options with Service, Market, and Performance Conditions

Options granted with combined service, market, and performance conditions will vest based on achievement of various service conditions and either a market-based or performance-based goals in three tranches with multiple categories such as the Company’s market capitalization, and clinical and regulatory milestones. The market-based and performance-based goals period ends in October 2030. The explicit service periods are three years for tranche 1, four years for tranche 2, and five years for tranche 3. Upon the vesting requirement, 20% of the options will vest for each of tranche 1 and 2, and 60% of the options granted for tranche 3 will vest. The Company recognizes the fair value of the options within each tranche over the longer of their explicit service period or derived service period. The achievement of the performance condition was not deemed probable on the date of grant. As of December 31, 2022, the performance condition was not deemed probable. The expense recognized is based on the fair value of the market condition for the years ended December 31, 2022 and 2021. Stock option activity with combined service, market, and performance conditions for employees for the year ended December 31, 2022 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	4,887,624	$7.00
Granted	1,273,606	$4.09
Forfeited	(1,903,323)	$6.06
Outstanding at December 31, 2022	4,257,907	$6.54	7.77	$—
Exercisable at December 31, 2022	—	$—	—	$—

The weighted average grant-date fair value of stock options outstanding on December 31, 2022 and 2021 was $2.71 and $6.56 per share, respectively. Total unrecognized compensation costs related to non-vested stock options at

December 31, 2022 was $13.6 million and is expected to be recognized within future operating results over a weighted-average period of 3.37 years.

The fair value of the stock options granted with combined service, market, and performance conditions was based on a Monte Carlo simulation with an embedded Black-Sholes pricing model. For the years ended December 31, 2022 and 2021, the fair value was computed using the following assumptions:

	December 31,
	2022	2021
Exercise price	$1.91 - $6.10	$8.25 - $14.39
Risk-free interest rate	1.77% - 2.97%	0.92% - 1.70%
Expected volatility	74% - 75%	72% - 74%
Expected term in years	5.63 - 6.98	6.23 - 7.50
Dividend	0%	0%

The determination of expected volatility, risk- free rate, and dividend yield was the same approach as used for the above stock options granted with service only conditions. The expected term period represents the time used as an input in the embedded Black-Sholes pricing model which is based on the midpoint between the vest and expiration dates for each tranche.

NOTE 12. 401(K) PLAN

The Company sponsors a 401(k) plan (the “Plan”) covering substantially all employees of the Company. The Plan allows employees to contribute tax deferred salary deductions into the Plan under the provisions of Section 401(k) of the Internal Revenue Code. Matching contributions are made by the Company up to a maximum amount of 3% of employee contributions, subject to certain limitations as defined in the Plan. The Company made matching contributions of $0.6 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

NOTE 13. WARRANTS

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock. At December 31, 2022, there were an aggregate of 5,787,462 warrants outstanding.

The Company concluded that the Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The Warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 4). The change in fair value resulted in a gain of $10.2 million for the year ended December 31, 2022, respectively.

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

There were no transfers between Levels 1, 2 or 3 during the period ended December 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31,
	2022	2021
Stock price	$1.92	$8.50
Strike price	$11.50	$11.50
Term (in years)	3.1	4.1
Volatility	73.0%	47.8%
Risk-free rate	4.1%	1.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding Warrants (in thousands):

December 31, 2022
Public Warrants	$692
Private Warrants	37
Forward Purchase Warrants	121
Total	$850

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the year ended December 31, 2022 (in thousands):

Year Ended December 31, 2022
Beginning balance	$406
Change in fair value of Private Warrants liability recognized in earnings	(369)
Ending balance	$37

NOTE 14. INCOME TAXES

The provision for income tax expense included on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 consists of the following:

	December 31,
	2022	2021
	(In thousands)
Current tax expense - federal and state	$2	$1
Deferred tax benefit	—	—
Change in valuation allowance	(2)	(1)
Income tax provision	$—	$—

The components of the net deferred tax asset as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$22,183	$13,442
Research and development tax credits	11,074	3,721
Capitalized research and development costs	46,260	33,435
Stock-based compensation	4,396	1,857
Accrued bonus	1,090	1,924
Lease liability	1,165	953
Other	—	26
Total deferred tax assets	86,168	55,358
Deferred tax liabilities:
Unrealized gain on marketable securities	—	—
Right of use asset	(1,036)	(896)
Other	(9)	—
Total deferred tax liabilities	(1,045)	(896)
Valuation allowance	(85,123)	(54,462)
Net deferred tax assets	$—	$—

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal tax benefit	6.33%	10.21%
Permanent differences	1.65%	0.39%
Tax credits	5.65%	1.59%
True-up	(0.54)%	3.87%
Change in rate	(4.67)%	0.59%
Other items	0.00%	0.01%
Valuation allowance	(29.42)%	(37.66)%
Effective tax rate	0.00%	0.00%

As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $67.8 million and state net operating loss carryforwards of approximately $124.9 million. The federal net operating losses have an unlimited carryover period and state net operating losses begin to expire in 2038.

As of December 31, 2022, the Company had federal research and development tax credit carryforwards of approximately $6.3 million and state research and development tax credit carryforwards of approximately $1.9 million. The federal research and development tax credits begin to expire in 2039 and state research and development tax credits have an unlimited carryover period.

As of December 31, 2022, the Company had federal orphan drug tax credit carryforwards of approximately $8.0 million. The federal orphan drug tax credits begin to expire in 2042.

All of the federal and state net operating losses may be subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. An annual loss limitation may result in the expiration or reduced utilization of the net operating losses.

As of December 31, 2022, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2022, the Company’s total amount of unrecognized tax benefits was $5.1 million, none of which would impact the Company’s effective tax rate, if recognized. The Company does not anticipate that the amount of unrecognized tax benefit will significantly increase within the next 12 months.

For the years ended December 31, 2022 and 2021, the activity related to the unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Unrecognized tax benefits at beginning of year	$1,595	$—
Gross increases - current year tax positions	2,524	893
Gross increases - prior year tax positions	949	702
Unrecognized tax benefits at end of year	$5,068	$1,595

The Company is subject to taxation in the United States and various state jurisdictions. All tax years remain subject to examination for U.S. federal and state purposes. All net operating losses generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

NOTE 15. RESTRUCTURING

On August 1, 2022, the Company committed to and commenced a restructuring to reduce operating costs and better align its workforce with the needs of its business following the discontinuation of clinical development of NUV-422. Under the restructuring plan, the Company reduced its workforce by 30 employees (approximately 35%).

Following is a summary of accrued restructuring costs for the year ended December 31, 2022.

December 31, 2022
(In thousands)
Severance and benefit costs	$1,741
Contract termination costs	5,656
Total restructuring costs	7,397
Cash payments	(7,390)
Balance at December 31, 2022	$7

Restructuring costs of $0.1 million and $7.3 million were recorded in general and administrative expense and research and development expense, respectively, in our statements of operations and comprehensive loss for the year ended December 31, 2022. The Company expects that substantially all of the accrued restructuring costs as of December 31, 2022 will be paid in cash by the end of first quarter 2023.

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