Form 10-Q
period 2023-03-31
Nuvation Bio Inc.
filed 2023-05-04
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 218,803,722 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,071	$101,099
Prepaid expenses and other current assets	3,682	3,819
Marketable securities	616,538	559,915
Interest receivable on marketable securities	2,273	2,485
Total current assets	652,564	667,318
Property and equipment, net	838	894
Lease security deposit	138	138
Operating lease right-of-use assets	3,519	3,791
Total assets	$657,059	$672,141
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,945	$2,139
Current operating lease liabilities	1,244	1,206
Accrued expenses	8,362	9,816
Total current liabilities	12,551	13,161
Warrant liability	708	850
Non-current operating lease liabilities	2,727	3,054
Total liabilities	15,986	17,065
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of March 31, 2023 and December 31, 2022, 218,803,722 (Class A 217,803,722, Class B 1,000,000) and 218,632,699 (Class A 217,632,699, Class B 1,000,000) shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	932,739	927,604
Accumulated deficit	(288,728)	(267,002)
Accumulated other comprehensive loss	(2,938)	(5,526)
Total stockholders’ equity	641,073	655,076
Total liabilities and stockholders’ equity	$657,059	$672,141

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$18,787	$20,729
General and administrative	7,734	7,463
Total operating expenses	26,521	28,192
Loss from operations	(26,521)	(28,192)
Other income (expense):
Interest income	4,979	958
Investment advisory fees	(230)	(169)
Change in fair value of warrant liability	142	6,324
Net loss on marketable securities	(96)	(214)
Total other income (expense), net	4,795	6,899
Loss before income taxes	(21,726)	(21,293)
Provision for income taxes	—	—
Net loss	$(21,726)	$(21,293)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.10)
Weighted average common shares outstanding, basic and diluted	218,741	213,411
Comprehensive loss:
Net loss	$(21,726)	$(21,293)
Other comprehensive loss, net of taxes:
Unrealized gain (loss) on available-for-sale securities, net	2,588	(5,032)
Comprehensive loss	$(19,138)	$(26,325)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited, In thousands, except share data)

For the Three Months Ended March 31, 2023 and 2022

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Loss	Equity

Balance, December 31, 2022	217,632,699	1,000,000	$927,604	$(267,002)	$(5,526)	$655,076
Exercise of stock options	171,023	—	298	—	—	298
Stock-based compensation	—	—	4,837	—	—	4,837
Net loss	—	—	—	(21,726)	—	(21,726)
Other comprehensive loss	—	—	—	—	2,588	2,588
Balance, March 31, 2023	217,803,722	1,000,000	$932,739	$(288,728)	$(2,938)	$641,073

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2021	216,948,568	1,000,000	$909,985	$(162,803)	$(1,185)	$745,997
Exercise of stock options	180,557	—	314	—	—	314
Stock-based compensation	—	—	3,577	—	—	3,577
Net loss	—	—	—	(21,293)	—	(21,293)
Other comprehensive loss	—	—	—	—	(5,032)	(5,032)
Balance, March 31, 2022	217,129,125	1,000,000	$913,876	$(184,096)	$(6,217)	$723,563

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, In thousands)

For the Three Months Ended March 31,	2023	2022
Cash flows from operating activities:
Net loss	$(21,726)	$(21,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,837	3,577
Depreciation and amortization	56	46
Non-cash lease expense	(17)	1
Change in fair value of warrant liability	(142)	(6,324)
Net amortization on marketable securities	(2,147)	1,771
Net loss on marketable securities	96	214
Net loss on disposal of property and equipment	12	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	137	(4,199)
Interest receivable on marketable securities	212	546
Accounts payable	806	5,748
Accrued expenses	(1,454)	(5,016)
Net cash used in operating activities	(19,330)	(24,929)
Cash flow from investing activities:
Purchases of marketable securities	(236,967)	(131,669)
Proceeds from sale of marketable securities	184,983	126,125
Purchases of property and equipment	(12)	(7)
Net cash used in investing activities	(51,996)	(5,551)
Cash flow from financing activities:
Proceeds from exercises of options	298	314
Advance received from broker	—	3,950
Net cash provided by financing activities	298	4,264
Net decrease in cash and cash equivalents	(71,028)	(26,216)
Cash and cash equivalents, beginning of the period	101,099	132,423
Cash and cash equivalents, end of the period	$30,071	$106,207

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022 and the cash flows for the three months ended March 31, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2022, which are included in the Company’s 10-K filed with the SEC on March 15, 2023.

Liquidity

As of March 31, 2023, the Company has an accumulated deficit of approximately $288.7 million and net cash used in operating activities was approximately $19.3 million for the three months ended March 31, 2023. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of March 31, 2023, the Company had cash, cash equivalents, and marketable securities of $646.6 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the year. Accordingly, actual results could differ from those estimates and those differences could be significant. Significant estimates and assumptions reflected in the accompanying consolidated financial statements include, but are not limited to, warrant liabilities, leases, stock options granted and depreciation expense.

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

Marketable Securities

Debt securities have been classified as available-for-sale which may be sold before maturity or are not classified as held to maturity or trading. Marketable debt securities classified as available-for-sale are carried at fair value with unrealized gains or losses reported in other comprehensive income (loss). Exchange traded funds are equity securities, which are reported as marketable securities with readily determinable fair values, are also carried at fair value with unrealized gains and losses included in other (expense) income, net. Realized gains and losses on both debt and equity securities are included in other (expense) income, net.

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

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of March 31, 2023, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

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

Accounting Pronouncements Adopted

In June 2016, the FASB issued Topic 326 on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. As a smaller reporting company, this guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted the standard effective January 1, 2023 using the modified retrospective approach. The adoption of the guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements and no allowance was recorded for expected credit losses. See “Marketable Securities” above for a description of the Company’s credit losses accounting policy.

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

The following table presents information about the Company’s marketable securities as of March 31, 2023 and December 31, 2022 and the Warrant liability as of March 31, 2023 and December 31, 2022, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Nuvation public warrant pricing,

Nuvation’s own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$17,192	$17,192	$—	$—
U.S. government and government agency securities	10,187	—	10,187	—
Corporate bonds	287	—	287	—
	27,666	17,192	10,474	—
Marketable securities:
Certificate of deposits	10,393	—	10,393	—
Commercial paper	55,109	—	55,109	—
U.S. government and government agency securities	414,716	—	414,716	—
Corporate bonds	135,335	—	135,335	—
Municipal bonds	985	—	985	—
	616,538	—	616,538	—
Total financial assets:	$644,204	$17,192	$627,012	$—

Financial liabilities:
Warrants	$708	$675	$—	$33

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$35,204	$35,204	$—	$—
U.S. government and government agency securities	32,779	—	32,779	—
Corporate bonds	328	—	328	—
	68,311	35,204	33,107	—
Marketable securities:
Certificate of deposits	13,984	—	13,984	—
Commercial paper	50,173	—	50,173	—
U.S. government and government agency securities	305,657	—	305,657	—
Corporate bonds	187,130	—	187,130	—
Municipal bonds	2,971	—	2,971	—
	559,915	—	559,915	—
Total financial assets:	$628,226	$35,204	$593,022	$—

Financial liabilities:
Warrants	$850	$813	$—	$37

Marketable securities consist primarily of U.S. government and government agency, certificate of deposits, commercial paper, corporate bond and municipal securities ("Debt Securities"). Based on the Company’s intentions regarding its marketable securities, all Debt Securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security. The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$17,192	$—	$—	$17,192
U.S. government and government agency securities	10,185	2	—	10,187
Corporate bonds	287	—	—	287
	27,664	2	—	27,666
Marketable securities:
Certificate of deposits	10,400	4	(11)	10,393
Commercial paper	55,154	12	(57)	55,109
U.S. government and government agency securities	415,983	377	(1,644)	414,716
Corporate bonds	136,941	45	(1,651)	135,335
Municipal bonds	1,000	—	(15)	985
	619,478	438	(3,378)	616,538
	$647,142	$440	$(3,378)	$644,204

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$35,204	$—	$—	$35,204
U.S. government and government agency securities	32,773	6	—	32,779
Corporate bonds	328	—	—	328
	68,305	6	—	68,311
Marketable securities:
Certificate of deposits	13,998	6	(20)	13,984
Commercial paper	50,240	21	(88)	50,173
U.S. government and government agency securities	308,510	30	(2,883)	305,657
Corporate bonds	189,695	23	(2,588)	187,130
Municipal bonds	3,004	—	(33)	2,971
	565,447	80	(5,612)	559,915
	$633,752	$86	$(5,612)	$628,226

For the three months ended March 31, 2023 and 2022, the activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$—	$7
Realized losses from sales of available-for-sale securities	(96)	(50)
	(96)	(43)
Net recognized gains (losses) on equity securities were as follows:
Net realized losses on equities sold	—	(337)
Net unrealized gains on equities	—	166
	—	(171)

Total losses on marketable securities	$(96)	$(214)

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$6,588	$(11)	$—	$—	$6,588	$(11)
Commercial paper	40,900	(57)	—	—	40,900	(57)
U.S. government and government agency securities	103,257	(537)	56,819	(1,107)	160,076	(1,644)
Corporate bonds	58,941	(407)	65,846	(1,244)	124,787	(1,651)
Municipal bonds	—	—	985	(15)	985	(15)
	$209,686	$(1,012)	$123,650	$(2,366)	$333,336	$(3,378)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$7,139	$(20)	$—	$—	$7,139	$(20)
Commercial paper	26,938	(88)	—	—	26,938	(88)
U.S. government and government agency securities	150,126	(977)	101,095	(1,906)	251,221	(2,883)
Corporate bonds	69,402	(565)	108,748	(2,023)	178,150	(2,588)
Municipal bonds	—	—	2,971	(33)	2,971	(33)
	$253,605	$(1,650)	$212,814	$(3,962)	$466,419	$(5,612)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represents impairments because the unrealized losses on certain of the Company's marketable securities are due to general market factors. The Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors during the three months ended March 31, 2023. As of March 31, 2023, the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

Maturity information based on fair value is as follows as of March 31, 2023:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$10,393	$—	$10,393
Commercial paper	55,109	—	55,109
U.S. government and government agency securities	329,100	85,616	414,716
Corporate bonds	98,057	37,278	135,335
Municipal bonds	984	1	985
	$493,643	$122,895	$616,538

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

Operating lease expense was $0.3 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Expense related to variable leases was not significant for the three months ended March 31, 2023 and 2022. Operating cash flows for the three months ended March 31, 2023 and 2022 included $0.3 million and $0.3 million for operating leases, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of March 31, 2023.

March 31, 2023
(In thousands)
2023 (remaining 9 months)	$1,072
2024	1,495
2025	1,071
2026	631
2027 and thereafter	81
Total undiscounted lease payments	4,350
Less: imputed interest	(379)
Total operating lease liabilities	$3,971

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 6.0%. The Company's weighted average remaining lease term was 3.11 years as of March 31, 2023.

5. Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of Class A and Class B common stock outstanding, but excluding shares of common stock subject to repurchase for the period. The number of common stock shares subject to repurchase was determined prospectively from the date of the Stock Restriction Agreement entered into by the Company and David Hung, M.D. Diluted loss per share reflects the potential dilution that could occur if the stock options to issue common stock were exercised. The Company had a net loss in all periods presented thus the dilutive net loss per common share is the same as the basic net loss per common share as the effect of any options or conversions is anti-dilutive.

The earnings per share amounts are the same for the different classes of common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or liquidation.

The following securities outstanding at March 31, 2023 and 2022 have been excluded from the calculation of weighted average shares outstanding:

	Three Months Ended March 31,
	2023	2022
Class A common shares subject to repurchase	—	3,030,719
Warrants	5,787,462	5,787,472
Class A common stock options	30,905,880	19,553,396

6. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2023 and 2022, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2023	2022
Balance at beginning of period	$(5,526)	$(1,185)
Unrealized losses	2,492	(5,075)
Amount reclassified for realized losses on marketable securities	96	43
Balance at end of period	$(2,938)	$(6,217)

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

Authorized Shares. The maximum number of shares of Class A common stock reserved for issuance upon adoption of the 2021 Plan was 50,684,047 shares of Class A common stock. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (1) 4.0% of the total number of shares of Class A common stock and Class B common stock outstanding or issuable upon conversion or exercise of outstanding instruments on December 31 of the preceding year, or (2) a lesser number of shares of Class A common stock determined by our board of directors prior to the date of the increase. The maximum number of shares of Class A common stock that may be issued on the exercise of ISOs under the 2021 Plan is three times the number of shares available for issuance upon the 2021 Plan becoming effective or 152,052,141 shares.

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

The stock-based compensation expense included in the Company’s condensed statement of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,012	$1,555
General and administrative	2,825	2,022
	$4,837	$3,577

The following table summarizes stock option activity under the 2019 Plan and the 2021 Plan for the three months ended March 31, 2023.

Shares
Outstanding at December 31, 2022	22,865,714
Granted	8,870,750
Exercised	(171,023)
Forfeited	(659,561)
Outstanding at March 31, 2023	30,905,880
Exercisable at March 31, 2023	3,062,079

The weighted average exercise price of all outstanding options as of March 31, 2023 was $4.05 per share.

8. Warrants

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock. At March 31, 2023, there were an aggregate of 5,787,462 warrants outstanding.

The Company concluded that the Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 3). The change in fair value resulted in a gain of $0.1 million during the three months ended March 31, 2023.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2023.

The following table provides quantitative assumptions regarding Level 3 fair value measurements:

	March 31, 2023	December 31, 2022
Stock price	$1.66	$1.92
Strike price	$11.50	$11.50
Term (in years)	2.9	3.1
Volatility	81.0%	73.0%
Risk-free rate	3.8%	4.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding warrants (in thousands):

March 31, 2023
Public Warrants	$575
Private Placement Warrants	33
Forward Purchase Warrants	100
Total	$708

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the three months ended March 31, 2023 (in thousands):

Three Months Ended
March 31, 2023
Beginning balance	$37
Change in fair value of Private Warrants liability recognized in earnings	(4)
Ending balance	$33

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

Overview

We are a clinical-stage biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel therapeutic candidates. We were founded in 2018 by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016. We leverage our team’s extensive expertise in medicinal chemistry, preclinical development, formulation, and drug development to pursue oncology targets validated by strong clinical or preclinical data and discover novel small molecules that improve the activity and overcome the liabilities of currently marketed drugs. We are also developing our proprietary, small molecule Drug-Drug Conjugate ("DDC") platform, which leverages a novel therapeutic approach within the drug-conjugate class of anti-cancer therapies. The platform is designed to selectively deliver potent anti- cancer therapeutics to cancer cells to exert greater toxicity against these target tumor cells than against healthy non-target tissues.

Our clinical stage product candidate, NUV-868, is a BD2-selective oral small molecule BET (bromodomain and extra-terminal) inhibitor that inhibits BRD4. In March 2022, we initiated a Phase 1 monotherapy dose escalation study of NUV-868 in patients with advanced solid tumors. In December 2022, we initiated a Phase 1b dose escalation study of NUV-868 in combination with olaparib in patients with ovarian cancer, pancreatic cancer, metastatic castration-resistant prostate cancer (mCRPC), triple negative breast cancer, and other solid tumors, and in combination with enzalutamide in patients with mCRPC. Enrollment remains ongoing in both the Phase 1 and Phase 1b studies.

In 2022, we nominated an undisclosed DDC as the first clinical candidate from our DDC platform. We expect to submit an Investigational New Drug (IND) application for this candidate with the U.S. Food and Drug Administration by year end 2023.

Financial Overview

Since our inception in 2018, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies, clinical trials, establishing and maintaining our intellectual property portfolio, developing our manufacturing network and managing the manufacture of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. We have not recorded revenue from product sales or collaboration activities, or any other source. We have funded our operations to date primarily from the issuance and sale of our common and preferred stock, including through the Merger and a PIPE financing in connection with the Merger.

We have incurred net losses in each year since inception. As of March 31, 2023, we had an accumulated deficit of $288.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance product candidates through clinical trials;
•
pursue regulatory approval of product candidates;
•
operate as a public company;
•
continue our preclinical programs and clinical development efforts;
•
continue research activities for the discovery of new product candidates; and
•
manufacture supplies for our preclinical studies and clinical trials.

In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance, investor relations and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

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

Results of Operations

Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Increase /
	2023	2022	(Decrease)
	(In thousands)
Operating expenses:
Research and development	$18,787	$20,729	$(1,942)
General and administrative	7,734	7,463	271
Total operating expenses	26,521	28,192	(1,671)
Loss from operations	(26,521)	(28,192)	1,671
Other income (expense), net	4,795	6,899	(2,104)
Net loss	$(21,726)	$(21,293)	$(433)

Research and Development Expenses

Research and development expenses decreased by $1.9 million for the three months ended March 31, 2023 compared to 2022. The decrease was primarily due to a $1.3 million decrease in personnel-related costs driven by a headcount reduction as well as a $0.6 million decrease in third-party costs related to research services and manufacturing primarily due to the termination of the NUV-422 program.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million for the three months ended March 31, 2023, compared to 2022. The increase was primarily due to a $1.1 million increase in personnel-related costs driven by stock-based compensation and other benefits offset by a $0.3 million decrease in insurance, a $0.3 million decrease in legal fees and a $0.3 million decrease in other professional fees.

Other Income (Expense), Net

Other income (expense), net decreased by $2.1 million for the three months ended March 31, 2023 compared to 2022 primarily related to a $6.2 million decrease in the change of fair value of warrant compared to prior year and $0.1 million increase in investment fees offset by interest income from investments increase of $4.0 million in 2023 primarily because of higher treasury yield in 2023 compared to 2022 and the decrease of net loss of $0.1 million was primarily due to sale of the exchanged trade funds in 2022.

Liquidity, Capital Resources and Plan of Operations

From inception through March 31, 2023, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock. As of March 31, 2023, we had $646.6 million in cash, cash equivalents and marketable securities and an accumulated deficit of $288.7 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash used in operating activities	$(19,330)	$(24,929)
Cash used in investing activities	(51,996)	(5,551)
Cash provided by financing activities	298	4,264
Net (decrease) increase in cash and cash equivalents	(71,028)	(26,216)

Operating Activities

In 2023, cash used in operating activities of $19.3 million was attributable to a net loss of $21.7 million, a net change of $0.3 million in our net operating assets and liabilities offset by non-cash charges of $2.7 million. The change in operating assets and liabilities was primarily due to a $1.4 million decrease in accrued expenses offset by $0.8 million increase in accounts payable, $0.2 million decrease in interest receivable on marketable securities and $0.1 million decrease in prepaid expenses. The non-cash charges consisted primarily of stock-based compensation of $4.8 million and loss on marketable securities of $0.1 million offset by amortization of premium on marketable securities of $2.1 million and changes in fair value of warrant liability of $0.1 million.

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

Investing Activities

In 2023, cash used for investing activities of $52.0 million was related to the purchase of marketable securities of $237.0 million offset by $185.0 million of proceeds from the sale of marketable securities.

In 2022, cash used for investing activities of $5.6 million was related to the purchase of marketable securities of $131.7 million offset by $126.1 million of proceeds from the sale of marketable securities.

Financing Activities

In 2023, cash provided by financing activities of $0.3 million was related to the proceeds from exercise of options.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Accounting pronouncements adopted” in Note 2 to our consolidated financial statements for the three months ended March 31, 2023 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $646.6 million as of March 31, 2023, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

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
•
Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our CMOs, CROs, shippers and others.
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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $86.8 million and $104.2 million in 2021 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $288.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2023, we had $646.6 million in cash and investments, and an accumulated deficit of $288.7 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, which could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs, including compliance costs. The Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”), the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020 and the Inflation Reduction Act enacted in 2022 made many significant changes to the U.S. tax laws. For example, effective January 1, 2022, the Tax Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Future guidance from the Internal Revenue Service and other tax authorities with respect to any such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

As of December 31, 2022, we had federal and state net operating loss, (“NOL”), carryforwards of $67.8 million and $124.9 million, respectively. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws.

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
•
delays in enrollment due to travel or quarantine policies, or other factors, related to health epidemics, other pandemics or other events outside our control;
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

For instance, health epidemics and the measures taken in response by the governmental authorities could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede the ability of patients to enroll or continue in clinical trials, or impede testing, monitoring, data collection and analysis or other related activities, any of which could delay our clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations.

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

Further, we, the FDA or comparable foreign regulatory authorities, an Institutional Review Board, or an Ethics Committee may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with applicable regulatory requirements, including the FDA’s current Good Clinical Practice, (“GCP”) and foreign equivalents, regulators find that we are exposing participants to unacceptable health risks or if the FDA or comparable foreign regulatory authorities find deficiencies in our INDs, clinical trial applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed or eliminated entirely.

If we encounter continued or new difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We have experienced and may in the future experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including challenges resulting from the health epidemics, labor shortages, and global supply chain interruptions. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

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

In addition, in case a drug product needs companion diagnostics, then companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for the pharmaceutical or biological product. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

Even if we obtain regulatory approval for our product candidates, they will remain subject to ongoing regulatory oversight.

Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice ("cGMP"), regulations and GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA or comparable foreign regulatory authorities may also require a REMS, or comparable foreign regulatory strategies as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

Third-party CMOs may be unable or unwilling to supply us with sufficient clinical and commercial grade quantities of our clinical materials due to production shortages or other supply interruptions resulting from health epidemics, because they are purchased by one of our competitors or another company that decides not to continue supplying us with these materials, or for other reasons. If one or more of these events occur and we are unable to timely establish an alternate supply from one or more third-party CMOs, we could experience delays in our development efforts as we locate and qualify new manufacturers. Under such circumstances, we may be required to receive drug substance for use on a purchase order basis, and as such, there can be no assurance that we actually receive sufficient quantities. See also the risk factor titled “—Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our CMOs, CROs, shippers and others.”

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032 unless Congress takes additional action. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our CMOs, CROs, shippers and others.

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of CMOs, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Geographic regions may impose “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of epidemic disease. Our headquarters are located in the New York, New York and San Francisco, California areas and at present, we have implemented injury and illness prevention policies for all employees. The effects of the orders and our injury and illness prevention policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

We are dependent on a worldwide supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur may impact personnel at third-party manufacturing facilities in the U.S. and other countries, or the availability or cost of materials or supplies, which could disrupt our supply chain or our ability to enroll patients in or perform testing for our clinical trials. In addition, closures of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.

If our relationships with our suppliers or other vendors are terminated or scaled back as a result of health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays generally occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects. See “Risk Factors—Risks Related to Our Dependence on Third Parties.”

In addition, our clinical trials may be affected by health epidemics. In the future, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward such health epidemics or concerns among patients about participating in clinical trials during a health epidemic and public health measures imposed by the respective national governments of countries in which the clinical sites are located. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to epidemic disease or experience additional restrictions by their institutions, city or state governments could adversely impact our clinical trial operations.

Health epidemics may lead to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. Health epidemics may also result in volatile trading prices for the common stock of biopharmaceutical companies. To the extent health epidemics adversely affect our business, financial results and value of our common stock, it may also affect our ability to access capital, which could in the future negatively affect our liquidity.

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

As of March 31, 2023, we had 53 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
delays or interruptions in the supply of clinical trial materials resulting from any events affecting raw material supply or manufacturing capabilities abroad;
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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions;
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
the impact of health epidemics;
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

As of March 31, 2023, we have options outstanding to purchase approximately 30,905,880 shares of Class A common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue an aggregate of up to 53,935,784 shares of Class A common stock and Class B common stock, which amount will be subject to increase from time to time. We may also issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

We are eligible to report as a smaller reporting company. For as long as we continue to be eligible to report as a “smaller reporting company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies,” including exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive because we rely on any of these exemptions, there may be a less active trading market for our securities and the price of our securities may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2023	N/A	$ N/A	N/A	N/A
February 2023	N/A	$ N/A	N/A	N/A
March 2023	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 4th day of May, 2023.

NUVATION BIO INC.

Date: May 4, 2023	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer

Date: May 4, 2023	/s/ Jennifer Fox
Jennifer Fox, Chief Financial Officer