Form 10-Q
period 2023-09-30
Nuvation Bio Inc.
filed 2023-11-02
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the registrant had 218,944,053 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,395	$101,099
Prepaid expenses and other current assets	2,976	3,819
Marketable securities	594,944	559,915
Interest receivable on marketable securities	3,033	2,485
Total current assets	625,348	667,318
Property and equipment, net	764	894
Lease security deposit	138	138
Operating lease right-of-use assets	4,033	3,791
Other non-current assets	587	—
Total assets	$630,870	$672,141
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,373	$2,139
Current operating lease liabilities	1,915	1,206
Accrued expenses	11,855	9,816
Total current liabilities	16,143	13,161
Warrant liability	590	850
Non-current operating lease liabilities	2,549	3,054
Total liabilities	19,282	17,065
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of September 30, 2023 and December 31, 2022, respectively, 218,944,053 (Class A 217,944,053, Class B 1,000,000) and 218,632,699 (Class A 217,632,699, Class B 1,000,000) shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	943,903	927,604
Accumulated deficit	(329,017)	(267,002)
Accumulated other comprehensive loss	(3,298)	(5,526)
Total stockholders’ equity	611,588	655,076
Total liabilities and stockholders’ equity	$630,870	$672,141

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$18,561	$21,294	$55,938	$70,944
General and administrative	7,778	8,044	23,053	24,455
Total operating expenses	26,339	29,338	78,991	95,399
Loss from operations	(26,339)	(29,338)	(78,991)	(95,399)
Other income (expense):
Interest income	6,523	2,127	17,588	3,925
Investment advisory fees	(228)	(263)	(689)	(647)
Change in fair value of warrant liability	383	462	260	9,866
Realized gain (loss) on marketable securities	12	(191)	(183)	(1,099)
Total other income (expense), net	6,690	2,135	16,976	12,045
Loss before income taxes	(19,649)	(27,203)	(62,015)	(83,354)
Provision for income taxes	—	—	—	—
Net loss	$(19,649)	$(27,203)	$(62,015)	$(83,354)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.12)	$(0.28)	$(0.39)
Weighted average common shares outstanding, basic and diluted	218,935	218,300	218,842	216,123
Comprehensive loss:
Net loss	$(19,649)	$(27,203)	$(62,015)	$(83,354)
Other comprehensive loss, net of taxes:
Change in unrealized gain (loss) on available-for-sale securities	1,097	(1,139)	2,228	(6,932)
Comprehensive loss	$(18,552)	$(28,342)	$(59,787)	$(90,286)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited, In thousands, except share data)

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Loss	Equity

Balance, December 31, 2022	217,632,699	1,000,000	$927,604	$(267,002)	$(5,526)	$655,076
Exercise of stock options	171,023	—	298	—	—	298
Stock-based compensation	—	—	4,837	—	—	4,837
Net loss	—	—	—	(21,726)	—	(21,726)
Other comprehensive income	—	—	—	—	2,588	2,588
Balance, March 31, 2023	217,803,722	1,000,000	$932,739	$(288,728)	$(2,938)	$641,073
Issuance of common stock for purchase under the ESPP	95,740	—	133	—	—	133
Stock-based compensation	—	—	5,523	—	—	5,523
Net loss	—	—	—	(20,640)	—	(20,640)
Other comprehensive loss	—	—	—	—	(1,457)	(1,457)
Balance, June 30, 2023	217,899,462	1,000,000	$938,395	$(309,368)	$(4,395)	$624,632
Exercise of stock options	44,591	—	77	—	—	77
Stock-based compensation	—	—	5,431	—	—	5,431
Net loss	—	—	—	(19,649)	—	(19,649)
Other comprehensive income	—	—	—	—	1,097	1,097
Balance, September 30, 2023	217,944,053	1,000,000	$943,903	$(329,017)	$(3,298)	$611,588

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Loss	Equity

Balance, December 31, 2021	216,948,568	1,000,000	$909,985	$(162,803)	$(1,185)	$745,997
Exercise of stock options	180,557	—	314	—	—	314
Stock-based compensation	—	—	3,577	—	—	3,577
Net loss	—	—	—	(21,293)	—	(21,293)
Other comprehensive loss	—	—	—	—	(5,032)	(5,032)
Balance, March 31, 2022	217,129,125	1,000,000	$913,876	$(184,096)	$(6,217)	$723,563
Exercise of stock options	31,896	—	56	—	—	56
Exercise of warrants	10	—	—	—	—	—
Issuance of common stock for purchase under the ESPP	83,269	—	292	—	—	292
Stock-based compensation	—	—	4,787	—	—	4,787
Net loss	—	—	—	(34,858)	—	(34,858)
Other comprehensive loss	—	—	—	—	(761)	(761)
Balance, June 30, 2022	217,244,300	1,000,000	$919,011	$(218,954)	$(6,978)	$693,079
Exercise of stock options	148,307	—	258	—	—	258
Stock-based compensation	—	—	2,940	—	—	2,940
Net loss	—	—	—	(27,203)	—	(27,203)
Other comprehensive loss	—	—	—	—	(1,139)	(1,139)
Balance, September 30, 2022	217,392,607	1,000,000	$922,209	$(246,157)	$(8,117)	$667,935

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, In thousands)

For the Nine Months Ended September 30,	2023	2022
Cash flows from operating activities:
Net loss	$(62,015)	$(83,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,791	11,304
Depreciation and amortization	167	150
Non-cash lease expense	(38)	228
Change in fair value of warrant liability	(260)	(9,866)
Amortization of premium and discounts on marketable securities	(8,798)	4,099
Realized loss on marketable securities	183	1,099
Net loss on disposal of property and equipment	19	32
Change in operating assets and liabilities:
Prepaid expenses and other current assets	843	(1,452)
Interest receivable on marketable securities	(548)	689
Lease security deposit	—	283
Other non-current assets	(587)	—
Accounts payable	234	(930)
Accrued expenses	2,039	(2,221)
Net cash used in operating activities	(52,970)	(79,939)
Cash flow from investing activities:
Purchases of marketable securities	(554,635)	(382,598)
Proceeds from sale of marketable securities	530,449	468,182
Purchases of property and equipment	(56)	(305)
Proceeds from sale of property and equipment	—	7
Net cash (used in) provided by investing activities	(24,242)	85,286
Cash flow from financing activities:
Proceeds from issuance of common stock under ESPP	133	292
Proceeds from exercises of options	375	628
Net cash provided by financing activities	508	920
Net (decrease) increase in cash and cash equivalents	(76,704)	6,267
Cash and cash equivalents, beginning of the period	101,099	132,423
Cash and cash equivalents, end of the period	$24,395	$138,690

Non-cash operating activities:
Right-of-use asset recognized	$1,216	$2,171
Operating lease liability recognized	$1,216	$2,171

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022 and the cash flows for the nine months ended September 30, 2023 and 2022. The consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Liquidity

As of September 30, 2023, the Company has an accumulated deficit of approximately $329.0 million and net cash used in operating activities was approximately $53.0 million for the nine months ended September 30, 2023. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of September 30, 2023, the Company had cash, cash equivalents, and marketable securities of $619.3 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

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

Marketable Securities

Debt securities have been classified as available-for-sale which may be sold before maturity as they are not classified as trading securities or as held-to-maturity securities. Marketable debt securities classified as available-for-sale are carried at fair value with unrealized gains or losses reported in other comprehensive income (loss). Exchange traded funds are equity securities, which are reported as marketable securities with readily determinable fair values, are also carried at fair value with unrealized gains and losses included in other (expense) income, net. Realized gains and losses on both debt and equity securities are included in other (expense) income, net.

For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If management determines there is any other than temporary impairment, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of September 30, 2023, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

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

The following table presents information about the Company’s marketable securities as of September 30, 2023 and December 31, 2022 and the Warrant liability as of September 30, 2023 and December 31, 2022, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Nuvation public warrant pricing, Nuvation’s own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	September 30, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$16,793	$16,793	$—	$—
Commercial paper	1,980	—	1,980	—
U.S. government securities	1,130	—	1,130	—
	19,903	16,793	3,110	—
Marketable securities:
Certificate of deposits	13,292	—	13,292	—
Commercial paper	39,127	—	39,127	—
U.S. government and government agency securities	449,731	—	449,731	—
Corporate bonds	92,794	—	92,794	—
	594,944	—	594,944	—
Total financial assets:	$614,847	$16,793	$598,054	$—

Financial liabilities:
Warrants	$590	$562	$—	$28

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$35,204	$35,204	$—	$—
U.S. government and government agency securities	32,779	—	32,779	—
Corporate bonds	328	—	328	—
	68,311	35,204	33,107	—
Marketable securities:
Certificate of deposits	13,984	—	13,984	—
Commercial paper	50,173	—	50,173	—
U.S. government and government agency securities	305,657	—	305,657	—
Corporate bonds	187,130	—	187,130	—
Municipal bonds	2,971	—	2,971	—
	559,915	—	559,915	—
Total financial assets:	$628,226	$35,204	$593,022	$—

Financial liabilities:
Warrants	$850	$813	$—	$37

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

The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$16,793	$—	$—	$16,793
Commercial paper	1,980	—	—	1,980
U.S. government securities	1,130	—	—	1,130
	19,903	—	—	19,903
Marketable securities:
Certificate of deposits	13,302	—	(10)	13,292
Commercial paper	39,149	—	(22)	39,127
U.S. government and government agency securities	452,226	3	(2,498)	449,731
Corporate bonds	93,565	46	(817)	92,794
	598,242	49	(3,347)	594,944
	$618,145	$49	$(3,347)	$614,847

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$35,204	$—	$—	$35,204
U.S. government and government agency securities	32,773	6	—	32,779
Corporate bonds	328	—	—	328
	68,305	6	—	68,311
Marketable securities:
Certificate of deposits	13,998	6	(20)	13,984
Commercial paper	50,240	21	(88)	50,173
U.S. government and government agency securities	308,510	30	(2,883)	305,657
Corporate bonds	189,695	23	(2,588)	187,130
Municipal bonds	3,004	—	(33)	2,971
	565,447	80	(5,612)	559,915
	$633,752	$86	$(5,612)	$628,226

For the three and nine months ended September 30, 2023 and 2022, the activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$15	$—	$27	$9
Realized losses from sales of available-for-sale securities	(3)	(192)	(210)	(937)
	12	(192)	(183)	(928)
Net recognized gains (losses) on equity securities were as follows:
Net realized losses on equities sold	—	—	—	(337)
Net unrealized gains on equities	—	1	—	166
	—	1	—	(171)

Total losses on marketable securities	$12	$(191)	$(183)	$(1,099)

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$12,688	$(10)	$—	$—	$12,688	$(10)
Commercial paper	34,576	(22)	—	—	34,576	(22)
U.S. government and government agency securities	377,245	(2,181)	41,436	(317)	418,681	(2,498)
Corporate bonds	29,346	(119)	48,578	(698)	77,924	(817)
	$453,855	$(2,332)	$90,014	$(1,015)	$543,869	$(3,347)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$7,139	$(20)	$—	$—	$7,139	$(20)
Commercial paper	26,938	(88)	—	—	26,938	(88)
U.S. government and government agency securities	150,126	(977)	101,095	(1,906)	251,221	(2,883)
Corporate bonds	69,402	(565)	108,748	(2,023)	178,150	(2,588)
Municipal bonds	—	—	2,971	(33)	2,971	(33)
	$253,605	$(1,650)	$212,814	$(3,962)	$466,419	$(5,612)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represents impairments because the unrealized losses on certain of the Company's marketable securities are due to general market factors. The Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors during the three and nine months ended September 30, 2023. As of September 30, 2023, the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

Maturity information based on fair value is as follows as of September 30, 2023:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$13,292	$—	$13,292
Commercial paper	39,127	—	39,127
U.S. government and government agency securities	286,814	162,917	449,731
Corporate bonds	71,646	21,148	92,794
	$410,879	$184,065	$594,944

4. Leases

Our principal executive office is located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, with an option for the Company to extend the lease for an additional five years which is not reasonably assured of exercise. We also occupy approximately 25,139 square feet of office space in San Francisco, California, under a lease that terminates in 2025.

Operating lease expenses were $0.5 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. Expenses related to variable leases were not significant for the three and nine months ended September 30, 2023 and 2022. Operating cash flows for the three months ended September 30, 2023 and 2022 included $0.5 million and $0.3 million, respectively, and $1.2 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of September 30, 2023.

September 30, 2023
(In thousands)
2023 (remaining 3 months)	$529
2024	2,172
2025	1,416
2026	629
2027 and thereafter	81
Total undiscounted lease payments	4,827
Less: imputed interest	(363)
Total operating lease liabilities	$4,464

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 6.92%. The Company's weighted average remaining lease term was 2.43 years as of September 30, 2023.

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

The following securities outstanding at September 30, 2023 and 2022 have been excluded from the calculation of weighted average shares outstanding:

	As of September 30,
	2023	2022
Warrants	5,787,462	5,787,462
Class A common stock options	32,853,038	23,398,594

6. Accumulated Other Comprehensive Income (Loss)

The following table presents a roll forward of the changes in accumulated other comprehensive income (losses) for the nine months ended September 30, 2023 and 2022, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2023	2022
Balance at beginning of period	$(5,526)	$(1,185)
Unrealized gain (loss)	2,045	(7,860)
Amount reclassified for realized gain on marketable securities	183	928
Balance at end of period	$(3,298)	$(8,117)

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

The stock-based compensation expense included in the Company’s condensed statement of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,323	$353	$6,754	$4,089
General and administrative	3,108	2,587	9,037	7,215
	$5,431	$2,940	$15,791	$11,304

The following table summarizes stock option activity under the 2019 Plan and the 2021 Plan for the nine months ended September 30, 2023.

Shares
Outstanding at December 31, 2022	22,865,714
Granted	11,428,470
Exercised	(215,614)
Forfeited or canceled	(1,225,532)
Outstanding at September 30, 2023	32,853,038
Exercisable at September 30, 2023	8,524,166

The weighted average exercise price of all outstanding options as of September 30, 2023 was $3.87 per share.

8. Warrants

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock. At September 30, 2023, there were an aggregate of 5,787,462 warrants outstanding.

The Company concluded that the Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 3). The change in fair value resulted in a gain of $0.4 million and $0.3 million during the three and nine months ended September 30, 2023, respectively.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended September 30, 2023.

The following table provides quantitative assumptions regarding Level 3 fair value measurements:

	September 30, 2023	December 31, 2022
Stock price	$1.34	$1.92
Strike price	$11.50	$11.50
Term (in years)	2.4	3.1
Volatility	95.4%	73.0%
Risk-free rate	4.9%	4.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding warrants (in thousands):

September 30, 2023
Public Warrants	$479
Private Placement Warrants	28
Forward Purchase Warrants	83
Total	$590

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2023 (in thousands):

Nine Months Ended
September 30, 2023
Beginning balance	$37
Change in fair value of Private Warrants liability recognized in earnings	(9)
Ending balance	$28

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

Our clinical stage product candidate, NUV-868, is a BD2-selective oral small molecule BET (bromodomain and extra-terminal) inhibitor that inhibits BRD4. In March 2022, we initiated a Phase 1 monotherapy dose escalation study of NUV-868 in patients with advanced solid tumors. In December 2022, we initiated a Phase 1b dose escalation study of NUV-868 in combination with olaparib in patients with ovarian cancer, pancreatic cancer, metastatic castration-resistant prostate cancer (mCRPC), triple negative breast cancer, and other solid tumors, and in combination with enzalutamide in patients with mCRPC. Treatment remains ongoing in both the Phase 1 and Phase 1b studies.

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

We have incurred net losses in each year since inception. As of September 30, 2023, we had an accumulated deficit of $329.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
(In thousands)
Operating expenses:
Research and development	$18,561	$21,294	$(2,733)	$55,938	$70,944	$(15,006)
General and administrative	7,778	8,044	(266)	23,053	24,455	(1,402)
Total operating expenses	26,339	29,338	(2,999)	78,991	95,399	(16,408)
Loss from operations	(26,339)	(29,338)	2,999	(78,991)	(95,399)	16,408
Other income (expense), net	6,690	2,135	4,555	16,976	12,045	4,931
Net loss	$(19,649)	$(27,203)	$7,554	$(62,015)	$(83,354)	$21,339

Research and Development Expenses

Research and development expenses decreased by $2.7 million for the three months ended September 30, 2023 compared to 2022. The decrease was primarily due to a $0.7 million decrease in personnel-related costs driven by a headcount reduction as well as a $2.0 million decrease in third-party costs related to research services and manufacturing primarily due to the termination of the NUV-422 program.

Research and development expenses decreased by $15.0 million for the nine months ended September 30, 2023 compared to 2022. The decrease was primarily due to a $2.6 million decrease in personnel-related costs driven by a headcount reduction as well as a $12.4 million decrease in third-party costs related to research services and manufacturing primarily due to the termination of the NUV-422 program.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million for the three months ended September 30, 2023, compared to 2022. The decrease was primarily due to a $0.6 million decrease in insurance and a $0.1 million decrease in recruiting and computer expenses offset by a $0.4 million increase in personnel-related costs driven by stock-based compensation and other benefits.

General and administrative expenses decreased by $1.4 million for the nine months ended September 30, 2023, compared to 2022. The decrease was primarily due to $1.5 million decrease in insurance, $0.8 million decrease in legal fees, a $0.7 million decrease in recruiting and computer expenses and a $0.5 million decrease in other professional fees offset by a $2.1 million increase in personnel-related costs driven by stock-based compensation and other benefits.

Other Income (Expense), Net

Other income (expense), net increased by $4.5 million for the three months ended September 30, 2023 compared to 2022 primarily related to an increase of $4.4 million of interest income from investments in 2023 primarily because of higher treasury yield in 2023 compared to 2022 and a decrease of net loss of $0.2 million was primarily due to sale of U.S. Treasuries at losses offset by a $0.1 million decrease in the change of fair value of warrant compared to prior year.

Other income (expense), net increased by $4.9 million for the nine months ended September 30, 2023 compared to 2022 primarily related to an increase of $13.7 million of interest income from investments in 2023 primarily because of higher treasury yield in 2023 compared to 2022 and a decrease of net loss of $0.9 million was primarily due to sale of U.S. Treasuries at losses offset by $9.6 million decrease in the change of fair value of warrant compared to prior year and a $0.1 million increase in investment fees.

Liquidity, Capital Resources and Plan of Operations

From inception through September 30, 2023, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock. As of September 30, 2023, we had $619.3 million in cash, cash equivalents and marketable securities and an accumulated deficit of $329.0 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash used in operating activities	$(52,970)	$(79,939)
Cash (used in) provided by investing activities	(24,242)	85,286
Cash provided by financing activities	508	920
Net (decrease) increase in cash and cash equivalents	$(76,704)	$6,267

Operating Activities

In 2023, cash used in operating activities of $53.0 million was attributable to a net loss of $62.0 million offset by a net change of $2.0 million in our net operating assets and liabilities and non-cash charges of $7.0 million. The change in operating assets and liabilities was primarily due to a $2.0 million increase in accrued expenses, $0.9 million decrease in prepaid expenses and $0.2 million increase in accounts payable, offset by $0.5 million increase in interest receivable on marketable securities and $0.6 million increase in other non-current assets. The non-cash charges consisted primarily of stock-based compensation of $15.8 million, realized loss on marketable securities of $0.2 million, depreciation and amortization of $0.1 million offset by changes in fair value of warrant liability of $0.3 million and amortization of premium on marketable securities of $8.8 million.

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

Investing Activities

In 2023, cash used for investing activities of $24.2 million was related to the purchase of marketable securities of $554.6 million offset by $530.4 million of proceeds from the sale of marketable securities.

In 2022, cash provided by investing activities of $85.3 million was related to $468.2 million of proceeds from the sale of marketable securities offset by the purchase of marketable securities of $382.6 million and purchases of property and equipment of $0.3 million.

Financing Activities

In 2023, cash provided by financing activities of $0.5 million was related to the $0.4 million of proceeds from exercise of options and $0.1 million of proceeds from issuance of common stock under the Employee Stock Purchase Plan.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Accounting pronouncements adopted” in Note 2 to our consolidated financial statements for the three months ended September 30, 2023 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $619.3 million as of September 30, 2023, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $86.8 million and $104.2 million in 2021 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $329.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2023, we had $619.3 million in cash and investments, and an accumulated deficit of $329.0 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We have never commercialized a product candidate. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies of our product candidates and enrolling patients in clinical trials for our clinical stage product candidate, NUV-868. We currently have no sales force, marketing, manufacturing or distribution capabilities. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own sales, marketing and manufacturing capabilities or outsource these activities to a third party.

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

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and is the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’ patent rights are uncertain. Our and our licensors’ pending and future patent applications may not mature into patents or result in issued patents that protect our technology or product candidates, in whole or in part, or effectively exclude others from commercializing competitive technologies and product candidates. The patent examination process may require us or our licensors to narrow the scope of the claims of our pending and future patent applications, and therefore, even if such patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our and our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover such technology. Any patents that we hold or in-license may be challenged or circumvented by third parties or narrowed, invalidated or held unenforceable in litigation or post-grant proceedings. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

Filing, prosecuting, maintaining, defending and enforcing patents and other intellectual property rights on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. As such, we may choose not to seek to protect our intellectual property in certain jurisdictions, which could leave us without recourse to prevent competitive products from being manufactured or commercialized in such jurisdictions. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries or from selling or importing products made using our inventions in all jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection or other intellectual property rights to develop their own products and may export otherwise infringing, misappropriating or violating products to territories where we have patent or other intellectual property protection, but enforcement rights are not as strong as those in the U.S. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As of September 30, 2023, we had 53 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of September 30, 2023, we have options outstanding to purchase approximately 32,853,038 shares of Class A common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue an aggregate of up to 51,751,679 shares of Class A common stock and Class B common stock, which amount will be subject to increase from time to time. We may also issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2023	N/A	$ N/A	N/A	N/A
August 2023	N/A	$ N/A	N/A	N/A
September 2023	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 2nd day of November, 2023.

NUVATION BIO INC.

Date: November 2, 2023	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer

Date: November 2, 2023	/s/ Jennifer Fox
Jennifer Fox, Chief Financial Officer