Form 10-K
period 2023-12-31
Nuvation Bio Inc.
filed 2024-02-29
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common stock, par value $0.0001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2023, as reported on the New York Stock Exchange was approximately $261,249,647.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors and officers have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2024, the registrant had 218,046,219 shares of Class A common stock and 1,000,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement relating to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2023, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A—Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

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
•
Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturing organizations ("CMOs"), contract research organizations ("CROs"), shippers and others.
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

The following table summarizes our product candidate pipeline:

Our most advanced clinical stage product candidate, NUV-868, is a BD2-selective oral small molecule BET inhibitor. NUV-868 inhibits the protein BRD4, a key member of the BET family that epigenetically regulates a number of important proteins that control tumor growth and differentiation, including oncogenes such as c-myc. Notably, BET proteins have critical biological functions and are found to be altered in many human cancers (Bechter and Schoffski, 2020). We have designed NUV-868 to potentially reduce the therapeutic limiting toxicities of BRD4 inhibitors currently in development by optimizing BD2 versus BD1 selectivity. NUV-868 is almost 1,500 times more selective for BD2 than BD1. Non-selective BD1/2-inhibitors in development have been associated with tolerability issues, potentially due to BD1 inhibition, especially in the gastrointestinal (“GI”) tract and bone marrow (Faivre et al 2020). NUV-868 in combination with PARP inhibitors may have synergistic activity to increase efficacy across multiple solid tumors. In addition, NUV-868 in combination with androgen receptor-directed therapies may help to overcome resistance in prostate cancer. In January 2022, the FDA cleared an IND application for NUV-868 for the treatment of patients with advanced solid tumors and we initiated a Phase 1 monotherapy dose escalation study for this indication in March 2022 to determine a maximum tolerated dose (“MTD”). In December 2022, we initiated a Phase 1b dose escalation study of NUV-868 in combination with olaparib in patients with ovarian cancer, pancreatic cancer, metastatic castration-resistant prostate cancer (“mCRPC”), triple negative breast cancer (“TNBC”), and other solid tumors, and in combination with enzalutamide in patients with mCRPC. We have completed the Phase 1 monotherapy study and determined the maximum tolerated dose. The combination studies are ongoing.

Our DDC platform is a novel therapeutic approach within the drug-conjugate class of anti-cancer therapies with parallels to Antibody-Drug Conjugates (“ADCs”). ADCs have been effective treatments in oncology, with at least eleven drugs approved by the FDA and an estimated $11.0 billion in worldwide sales expected in 2023. We believe our DDC candidates could expand the therapeutic potential for the drug-conjugate class due to inherently differentiated properties versus ADCs, including a potentially simpler manufacturing process, the potential to cross the cell membrane and recognize intracellular targets, and the potential for oral or intravenous (“IV”) dosing. We are designing DDCs to selectively deliver potent anti-cancer therapeutics to cancer cells to exert greater toxicity against these target tumor cells than against healthy non-target tissues. Utilizing this platform, we are able to conjugate tissue-selective targeted small molecules with anti-tumor agents to create unique therapeutic candidates. We have demonstrated this by synthetically fusing a proven anti-cancer small molecule drug to a second small molecule that selectively binds distinct receptors that are preferentially expressed in cancer cells. These tissue-specific receptors create a “sink” that not only may concentrate the targeted drug in cancer cells but may also magnify the effects of the drug in those cells, while preventing similar effects in cells that do not express the targeted receptor. We believe this would allow our DDC candidates to limit some of the adverse effects commonly seen with many cancer drugs, such as bone marrow suppression and GI toxicity. Because this program at its core fuses the active sites of two or more small molecules to each other to generate a new small molecule with improved activity and targeted specificity, they are called DDCs. In January 2024, we announced that the FDA cleared an IND application for NUV-1511, the first clinical candidate from our DDC platform.

Strategy

We strive to deliver meaningful benefit to patients with serious unmet medical needs in oncology by developing novel and differentiated therapies. The core elements of our strategy include:

•
Rapidly advance the development of our clinical stage product candidate, NUV-868, a BD2-selective oral small molecule BET inhibitor, toward regulatory approval for the treatment of various cancers. We have advanced NUV-868 through preclinical studies that have informed a robust clinical development plan. We plan to explore NUV-868 in combination with SOC or other agents in multiple tumor types. We initiated a Phase 1 monotherapy dose escalation study of NUV-868 in March 2022 and a Phase 1b dose escalation study of NUV-868 in combination with olaparib or enzalutamide in December 2022. We intend to initiate a Phase 2 study to further explore safety and efficacy across multiple tumor types once the recommended Phase 2 dose is determined.
•
Advance candidates from our DDC platform to expand our oncology-focused pipeline. We are developing a pipeline of potent oncology-focused chimeric small molecules which combine tumor-targeting specificity with the anti-cancer activity of known oncology agents. In January 2024, we announced that the FDA cleared an IND for NUV-1511, the first clinical candidate from our DDC platform. In the first half of 2024, we intend on initiating a Phase 1/2 dose study of NUV-1511 that will initially evaluate safety and tolerability, and explore the potential clinical efficacy, in patients with advanced solid tumors who previously received and progressed on or after treatment with Enhertu® and/or Trodelvy® per approved FDA labeling, human epidermal growth factor receptor 2-negative (“HER2-“) metastatic breast cancer, mCRPC, pancreatic cancer, and platinum-resistant ovarian cancer (“PROC”).
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

BET Inhibition in Advanced Solid Tumors

The BET family of proteins have critical biological functions and are found to be altered in many human cancers (Bechter and Schoffski, 2020). Genetic screening and nonclinical studies have implicated BET proteins in both hematologic malignancies and in solid tumors. BET proteins have been shown to drive transcription of a variety of oncogenes (reviewed in Taniguchi, 2016). For example, BRD4 was found to be enriched at super-enhancer regions of genes that play a major role in oncogenesis (Loven et al, 2013). Inhibition of BRD4 led to defects in transcription along with decreased mRNA of super-enhancer driven genes, including the Myc oncogene (Loven et al, 2013). Besides genetic alterations, overexpression and perturbation of physiological BET function have been described. Chromosomal translocations involving BRD4 and BRD3 have been identified in particularly aggressive forms of nuclear protein in testis (NUT) carcinomas (NC) (French et al, 2010; French et al, 2008). Overexpression of both BRD2 and BRD4 have been observed in glioblastoma cell lines and stem cells (Pastori et al, 2014). Furthermore, gene amplification and overexpression of BRD4 have been observed in patients with some ovarian cancers (Goundiam et al, 2015). Together, these observations suggest that the BET protein family plays multiple roles in oncogenesis.

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

NUV-868: LESS BONE MARROW TOXICITY IN ANIMAL MODELS

Preclinical Data

In two AML xenograft models, including a Kasumi-1 and an MV-4-11 model, NUV-868 demonstrated anti-tumor activity as compared to vehicle following oral dosing with NUV-868 at 20 mg/kg twice daily (BID) out to 21 days, as shown in the figure below.

The pharmacodynamic effects of NUV-868 were evaluated in a systemic MV-4-11 model. NUV-868 was evaluated at a dose of 20 mg/kg BID. mRNA was isolated from control-treated and NUV-868 treated animals after 5 days of treatment. As demonstrated in the figure below, NUV-868 treatment reduced expression of tumor-promoting genes, c-Myc and BCL-2, and upregulated the tumor suppressor gene, Hexim-1, which is indicative of BET inhibition.

NUV-868 IS HIGHLY POTENT IN KILLING AML CELLS IN IN VIVO XENOGRAFT MODELS; NUV-868 DOWN REGULATES TUMOR PROMOTING ONCOGENES BCL-2 AND MYC AND UP REGULATES TUMOR SUPPRESSOR GENE HEXIM-1

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

For early-stage prostate cancer, the SOC is a radical prostatectomy, the removal of the prostate via surgery, or radiation therapy. While potentially curative, prostatectomy and/or radiation can result in serious side effects, including urinary and fecal incontinence and erectile dysfunction, as a result of damage to surrounding vital structures, blood vessels and nerves. Given the invasive nature of the procedure, prostatectomy surgery also brings the risk of complications with anesthesia, bleeding, and infection.

mCRPC is the most advanced form of the disease, and there are approximately 35,000 to 45,000 new incidences of mCRPC each year. Men with mCRPC have a poor prognosis and a predicted survival time of less than three years from the initial time of progression.

Current SOC for men with mCRPC provides that patients should initially receive a combination of androgen deprivation therapy (“ADT”) and either abiraterone, which works by decreasing androgen levels, or enzalutamide, which works by blocking androgen binding to AR. If the disease progresses despite these second-generation hormonal therapies, chemotherapy is considered the next treatment option. Treatment with chemotherapy is generally postponed for as long as possible due to its effect on patient’s quality of life and the potential for severe side effects including neuropathies, nausea, diarrhea, decreased mental capacity and increased risk of infections.

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

NUV-868 TREATMENT CONVERTS ENZALUTAMIDE-RESISTANT PATIENT DERIVED PROSTATE CANCER XENOGRAFTS TO AGAIN BE ENZALUTAMIDE-SENSITIVE

Overview of PARP Inhibitors in various Advanced Solid Cancers

Poly (ADP-ribose) polymerase (PARP) inhibitors block DNA repair and replication in cancer cells. Originally, PARP inhibitors were shown to target cells deficient in breast cancer gene 1 or breast cancer gene 2 (BRCA)-dependent homologous recombination pathways (Farmer et al, 2005); however, nonclinical and clinical evidence suggests that PARP inhibitors may also be effective in cancers lacking BRCA 1/2 mutations through alternative mechanisms (Keung et al, 2020; Kim et al, 2019; Ledermann et al, 2014; Mirza et al, 2016), expanding the potential population who might benefit from PARP inhibition. Several PARP inhibitors have now been approved for solid organ cancers, including ovarian, breast, prostate, and pancreatic cancers; however, their long-term use may be limited due to the development of resistance (reviewed in Kim et al, 2021).

Clinical Rationale for Combining BET Inhibitors with PARP Inhibitors in various Advanced Solid Cancers

Combination therapies that include drugs with other mechanisms of action are being investigated to potentially overcome common mechanisms of resistance to PARP inhibitors. Several nonclinical studies have provided evidence that BET inhibitors in combination with PARP inhibitors may provide synergistic activity against ovarian, breast, prostate, pancreatic, and small cell lung cancers and in cholangiocarcinoma (Fehling et al, 2020; Fiorentino et al, 2020; Karakashev et al, 2017; Liu et al, 2020; Miller et al, 2019; Mio et al, 2019; Pawar et al, 2018; Wilson et al, 2018; Yang et al, 2017). Two clinical studies are currently ongoing to test combination treatment using investigational BET inhibitors alongside approved PARP inhibitors: a Phase 2 study of ZEN-3694 + talazoparib in patients with metastatic or recurrent TNBC (NCT03901469) and a Phase 1/2 study of PLX2853 + olaparib in patients with mCRPC (NCT04556617).

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

NUV-868 INCREASES EFFECTIVENESS OF OLAPARIB IN HR PROFICIENT OVARIAN CANCER XENOGRAFTS

Clinical Development Plan for NUV-868 in Advanced Solid Tumors

In January 2022, the FDA cleared an IND application for NUV-868 for the treatment of patients with advanced solid tumors. In March 2022, we initiated a Phase 1 monotherapy dose escalation study in patients with advanced solid tumors to determine an MTD. In December 2022, we initiated a Phase 1b dose escalation study of NUV-868 in combination with olaparib in patients with ovarian cancer, pancreatic cancer, mCRPC, TNBC, and other solid tumors, and in combination with enzalutamide in patients with mCRPC. We have completed the Phase 1 monotherapy study and determined the maximum tolerated dose. The combination studies are ongoing. The primary objectives for the Phase 1 and Phase 1b portions will be safety, tolerability, and the determination of the recommended Phase 2 dose. We intend to initiate a Phase 2 study to further explore safety and efficacy once the recommended Phase 2 dose is determined.

NUV-868-01 Clinical Study Overview

Overview of Our DDC Platform

The foundations of our DDCs are built by employing tissue-targeting small molecules fused to anti-cancer warheads of existing drugs with well-understood mechanisms of action. For example, NUV-1511 is a DDC that fuses a targeting agent to a widely used chemotherapy agent. In addition, our PARP-AR DDC, NUV-1156, is composed of the AR binder Xtandi (enzalutamide) fused to the warhead of the PARP inhibitor Lynparza® (olaparib) to address advanced stage prostate cancers with the potential to move into earlier lines typically treated with surgical prostatectomy. Our PARP-ER DDC, NUV-1176, is composed of a PARP inhibitor warhead that is fused to the binding domain of an ER-targeting small molecule to address ER+ breast and ovarian cancer. In in vivo models of prostate and breast cancer, NUV-1511 caused significant tumor growth inhibition and regression when compared to the targeting ligand or the chemotherapy-treated groups. In preclinical models, NUV-1156 and NUV-1176 potently kill tumor cell lines without killing healthy cells in the bone marrow and the gastrointestinal tract.

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

NUV-1511: A Targeted DDC Derived from a Widely Used Chemotherapy Agent for Advanced Solid Tumors

NUV-1511 is a DDC that fuses a targeting agent to a widely used chemotherapy agent that suppresses the growth of various advanced solid tumors. We believe NUV-1511 may be able to limit the adverse side effects of the chemotherapy agent while effectively targeting various advanced solid tumors, including prostate and breast cancer.

Overview of Prostate Cancer

See “Overview of Prostate Cancer” above.

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

NUV-1511, A DDC DERIVATIVE OF A WIDELY USED CHEMO AGENT, SUPPRESSES PROSTATE AND BREAST CANCER GROWTH IN XENOGRAFTS

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

OTHER NOVEL DDCs ALSO CAUSE SIGNIFICANT TUMOR GROWTH INHIBITION IN XENOGRAFT MODELS

Clinical Development Plan for NUV-1511

In January 2024, we announced that the FDA cleared an IND application for NUV-1511, the first clinical candidate from our DDC platform. In the first half of 2024, we intend on initiating a Phase 1/2 study of NUV-1511 for the treatment of patients with advanced solid tumors who previously received and progressed on or after treatment with Enhertu® and/or Trodelvy® per approved FDA labeling, HER2- metastatic breast cancer, mCRPC, pancreatic cancer, and PROC. The primary objectives for the Phase 1 study will be safety, tolerability, and the determination of the recommended Phase 2 dose.

Clinical Study Overview for our first DDC Clinical Candidate

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

As of December 31, 2023, our company-owned patent portfolio consists of approximately 14 issued U.S. patents, 16 pending U.S. patent applications, 3 pending PCT applications, 2 issued foreign patents, and 90 pending foreign patent applications.

For NUV-868, we own patent families that cover the composition of matter of NUV-868 or its methods of use. These patents families include issued patents as well as pending patent applications in the U.S. and certain foreign jurisdictions, and patents that have issued or may issue from these patent families are expected to expire from 2040 to 2044 (not including patent term adjustment or extension that may be available to extend the term of such patents).

For the DDC platform, we own patent families that cover the composition of matter of our DDC compounds, including NUV-1511, and the methods of use thereof. These patent families include issued patents as well as pending patent applications in the U.S. and certain foreign jurisdictions, and patents that have issued or may issue from these patent families are expected to expire from 2039 to 2043 (not including patent term adjustment or extension that may be available to extend the term of such patents).

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

For our BET inhibitor, we are aware of several clinical-stage BET inhibitors being developed for patients with hematological malignancies and solid tumors, including, but not limited to, product candidates from Constellation Pharma/MorphoSys Company, Opna Bio, Plexxikon, Zenith Epigenetics, Incyte, Boehringer Ingelheim, Abbvie, BMS, Jacobio, Foghorn Therapeutics, GSK, Betta Pharmaceuticals, Ranok Therapeutics and Epigenetix. In addition, there are a number of BET inhibitors at the preclinical stage. To our knowledge, there is currently no commercially available BET inhibitor and the most advanced BET inhibitor is in a Phase 3 clinical trial (pelabresib for myelofibrosis).

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

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2032, unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, at the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Human Capital

Employees

As of December 31, 2023, we had 51 full-time employees, 17 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 35 employees are engaged in research and development, and 16 employees in general and administrative. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages nor are we aware of any employment circumstances that are likely to disrupt work at any of our facilities. We consider our relationship with our employees to be good.

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

Diversity and Inclusion

Diversity and inclusion are priorities for us. We believe that a rich culture of inclusion and diversity enables us to create, develop and fully leverage the strengths of our workforce. Our workforce comprises approximately 51% female employees and approximately 53% racial/ethnic minority employees.

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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $104.2 million and $75.8 million in 2022 and 2023, respectively. As of December 31, 2023, we had an accumulated deficit of $342.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2023, we had $611.2 million in cash and investments, and an accumulated deficit of $342.8 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We may require additional capital to complete our planned clinical development programs for our clinical stage product candidates as well as our preclinical product candidates to obtain regulatory approval. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates, if approved.

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

As of December 31, 2023, we had federal and state net operating loss, (“NOL”), carryforwards of $95.2 million and $140.3 million, respectively. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOLs are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year.

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

•
delays in reaching a consensus with regulatory authorities on trial design, dose optimization or dose selection;
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

We have never commercialized a product candidate. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies of our product candidates and enrolling patients in clinical trials for our clinical stage product candidates. We currently have no sales force, marketing, manufacturing or distribution capabilities. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own sales, marketing and manufacturing capabilities or outsource these activities to a third party.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

Many of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of others, such as any such individual’s former employer. Litigation may be necessary to defend against these claims.

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

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of CMOs, CROs and other third parties upon whom we rely. For example, the recent COVID-19 pandemic presented a substantial public health and economic challenge around the world and affected employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Geographic regions may impose “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of epidemic disease. Our headquarters are located in the New York, New York and San Francisco, California areas and at present, we have implemented injury and illness prevention policies for all employees. The effects of the orders and our injury and illness prevention policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

As of December 31, 2023, we had 51 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of December 31, 2023, we have options outstanding to purchase approximately 30,649,239 shares of Class A common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue an aggregate of up to 53,183,065 shares of Class A common stock and Class B common stock, which amount will be subject to increase from time to time. We may also issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Our cybersecurity risk management and strategy program consists of cybersecurity-related policies and procedures, industry standard technology solutions including antivirus, firewalls and monitoring tools, awareness training for all employees, periodic testing, and insurance coverage. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature.

The audit committee of our board of directors is responsible for oversight the Company’s cybersecurity risk. On the management-side, our head of information technology is responsible for integrating cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, reviewing security assessments and other security-related reports, and retaining assessors, consultants, auditors, or third parties in connection with the company’s cybersecurity program.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program; (2) security management works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk, and (4) we have a cybersecurity incident response plan to identify, assess, respond to, and inform escalating levels of management based on the nature and severity of such incidents.

We have not identified any material cybersecurity incidents to date.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K, including the risk factor titled “—Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or experience security breaches or other unauthorized or improper access.”

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

Holders of Record

As of February 16, 2024, there were approximately 36 holders of record of our Class A common stock and 5 holders of record of our warrants to purchase shares of our Class A common stock.

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

Overview

We are a clinical-stage biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel therapeutic candidates. We were founded in 2018 by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016. We leverage our team’s extensive expertise in medicinal chemistry, preclinical development, formulation, and drug development to pursue oncology targets validated by strong clinical or preclinical data and discover novel small molecules that improve the activity and overcome the liabilities of currently marketed drugs. We are also developing our proprietary, small molecule Drug-Drug Conjugate (DDC) platform, which leverages a novel therapeutic approach within the drug-conjugate class of anti-cancer therapies. The platform is designed to selectively deliver potent anti-cancer therapeutics to cancer cells to exert greater toxicity against these target tumor cells than against healthy non-target tissues.Our most advanced clinical stage product candidate, NUV-868, is a BD2-selective oral small molecule BET (bromodomain and extra-terminal) inhibitor that inhibits BRD4. In January 2022, the FDA cleared an IND application for NUV-868 for the treatment of patients with advanced solid tumors, and we initiated a Phase 1 monotherapy dose escalation study for this indication in March 2022. In December 2022, we initiated a Phase 1b dose escalation study of NUV-868 in combination with olaparib in patients with ovarian cancer, pancreatic cancer, mCRPC, TNBC, and other solid tumors, and in combination with enzalutamide in patients with mCRPC.

NUV-1511, our first DDC clinical candidate fuses a targeting agent to a widely used chemotherapy agent. In January 2024, we announced that the FDA cleared an IND application for NUV-1511. In the first half of 2024, we intend on initiating a Phase 1/2 dose escalation study of NUV-1511 for the treatment of patients with advanced solid tumors who previously received and progressed on or after treatment with Enhertu® and/or Trodelvy® per approved FDA labeling, HER2- metastatic breast cancer, mCRPC, pancreatic cancer, and PROC.

Recent Developments

In January 2024, we announced that the FDA cleared an IND application for NUV-1511, the first clinical candidate from our DDC platform.

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

We have incurred net losses in each year since inception. As of December 31, 2023, we had an accumulated deficit of $342.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Years Ended December 31, 2023 and 2022

	Years Ended December 31,		Increase /
	2023	2022	(Decrease)
(In thousands)
Operating expenses:
Research and development	$71,289	$87,815	$(16,526)
General and administrative	28,533	31,919	(3,386)
Total operating expenses	99,822	119,734	(19,912)
Loss from operations	(99,822)	(119,734)	19,912
Other income (expense), net	24,020	15,535	8,485
Net loss	$(75,802)	$(104,199)	$28,397

Research and Development Expenses

Research and development expenses decreased by $16.5 million for the years ended December 31, 2023 compared to 2022. The decrease was primarily due to a $2.4 million decrease in personnel-related costs driven by a headcount reduction as well as a $14.1 million decrease in third-party costs related to research services and manufacturing primarily due to the termination of the NUV-422 program.

General and Administrative Expenses

General and administrative expenses decreased by $3.4 million for the years ended December 31, 2023, compared to 2022. The decrease was primarily due to $2.2 million decrease in insurance, $0.6 million decrease in legal fees, a $0.8 million decrease in recruiting and computer expenses, a $0.6 million decrease in other professional fees and a $0.1 million in taxes offset by a $0.9 million increase in personnel-related costs driven by stock-based compensation and other benefits.

Other Income (Expense), Net

Other income (expense), net increased by $8.5 million for the years ended December 31, 2023 compared to 2022 primarily related to an increase of $17.2 million of interest income from investments in 2023 primarily because of higher treasury yield in 2023 compared to 2022 and a decrease of realized loss of $1.1 million on marketable securities was primarily due to sale of U.S. Treasuries at losses offset by $9.7 million decrease in the change of fair value of warrant liability compared to prior year and a $0.1 million increase in investment fees.

Liquidity, Capital Resources and Plan of Operations

From inception through December 31, 2023, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock, including through the Merger and the PIPE Investment. As of December 31, 2023, we had $611.2 million in cash, cash equivalents and marketable securities and an accumulated deficit of $342.8 million.

Our primary use of cash is to fund operating expenses, which consist of research and development expenses related to our clinical stage product candidates, NUV-868 and NUV-1511, and preclinical programs, and to a lesser extent, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2023	2022
	(In thousands)
Cash used in operating activities	$(67,999)	$(96,108)
Cash provided by investing activities	8,921	63,457
Cash provided by financing activities	628	1,327
Net decrease in cash and cash equivalents	$(58,450)	$(31,324)

Operating Activities

In 2023, cash used in operating activities of $68.0 million was attributable to a net loss of $75.8 million offset by a net change of $0.6 million in our net operating assets and liabilities and non-cash charges of $7.2 million. The change in operating assets and liabilities was primarily due to a $2.3 million decrease in prepaid expenses and $0.1 million increase in accounts payable offset by $1.2 million increase in interest receivable on marketable securities and $0.6 million increase in other non-current assets. The non-cash charges consisted primarily of stock-based compensation of $19.5 million, realized loss on marketable securities of $0.1 million, depreciation and amortization of $0.2 million offset by changes in fair value of warrant liability of $0.5 million and amortization of premium on marketable securities of $12.1 million.

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

Investing Activities

In 2023, cash provided by investing activities of $8.9 million was related to the purchase of marketable securities of $703.4 million and purchases of property and equipment of $0.1 million offset by $712.4 million of proceeds from the sale of marketable securities.

In 2022, cash provided by investing activities of $63.4 million was related to $584.1 million of proceeds from the sale of marketable securities offset by the purchase of marketable securities of $520.3 million and purchases of property and equipment of $0.4 million.

Financing Activities

In 2023, cash provided by financing activities of $0.6 million was related to the $0.4 million of proceeds from exercise of options and $0.2 million of proceeds from issuance of common stock under the Employee Stock Purchase Plan.

In 2022, cash provided by financing activities of $1.3 million was related to the $0.9 million of proceeds from exercise of options and $0.4 million of proceeds from issuance of common stock under the Employee Stock Purchase Plan.

Off-Balance Sheet Financing Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the year ended December 31, 2023 appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and investments of $611.2 million as of December 31, 2023, consisting of cash, money market funds, municipal bonds, certificate of deposits, exchange traded fund, government securities, commercial paper, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2023. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and VP, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other

Insider Trading Relationships and Policies

In conformance with updated SEC regulations, the Company has adopted amended insider trading policies and procedures governing the purchase, sale and/or other dispositions of the Company's securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and New York Stock Exchange standards. A copy of our Insider Trading Policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the year ended December 31, 2023.

During the three months ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2023.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

2. Consolidated Financial Statement Schedules

None.

3. Exhibits

We hereby file or incorporate by reference as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated October 20, 2020	S-4/A	333-250036	2.1	January 8, 2021

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39351	3.1	February 12, 2021

3.2	Amended and Restated Bylaws	8-K	001-39351	3.2	February 12, 2021

4.1	Specimen Class A Common Stock Certificate	S-4/A	333-250036	4.4	January 8, 2021

4.2	Specimen Warrant Certificate	S-1/A	333-239138	4.4	June 23, 2020

4.3	Warrant Agreement, dated June 30, 2020, between Continental Stock Transfer & Trust Company and the Registrant	S-1/A	333-239138	4.4	June 23, 2020

4.4	Description of Securities	10-K	001-39351	4.4	March 11, 2021

10.1	Form of PIPE Subscription Agreements	8-K	001-39351	10.1	October 21, 2020

10.2	Forward Purchase Agreement, dated June 30, 2020, between Registrant, EcoR1 Panacea Holdings, LLC, EcoR1 Capital Fund, L.P., EcoR1 Capital Fund Qualified, L.P. and EcoR1 Venture Opportunity Fund, L.P.	8-K	000-39315	10.7	July 6, 2020

10.3#	2021 Equity Incentive Plan	8-K	001-39351	10.3	February 12, 2021

10.4#	Forms of Option Grant Notice and Option Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.4	February 12, 2021

10.5#	Forms of RSU Award Grant Notice and Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.5	February 12, 2021

10.6#	2021 Employee Stock Purchase Plan	8-K	001-39351	10.6	February 12, 2021

10.7#	2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.13	November 12, 2020

10.8#	Forms of Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.14	November 12, 2020

10.9#	Form of Indemnification Agreement	S-4/A	333-250036	10.8	January 19, 2021

10.10#	Severance and Change in Control Plan	S-4/A	333-250036	10.12	January 8, 2021

10.11	Amended and Restated Registration Rights Agreement, dated February 10, 2021, by and among the Registrant, the EcoR1 Panacea Holdings, LLC, Cowen Investments and certain other stockholders of the Registrant party thereto	8-K	001-39351	10.12	February 12, 2021

10.12	Letter Agreement, dated June 30, 2020, by and among the Registrant, EcoR1 Panacea Holdings, LLC, Cowen Investments, and the Registrant’s officers and directors	8-K	001-39351	10.1	July 6, 2020

10.13	Agreement of Lease by and between Zapco 1500 Investment, L.P. and Legacy Nuvation Bio, dated June 30, 2019	S-4/A	333-250036	10.17	December 18, 2020

10.14†	Asset Acquisition Agreement by and between RePharmation Inc., GIRAFPHARMA LLC and David Hung, dated January 21, 2019	S-4/A	333-250036	10.19	December 18, 2020

10.15	Stock Restriction Agreement by and between the Legacy Nuvation Bio and David Hung, dated June 17, 2019	S-4	333-250036	10.21	November 12, 2020

10.16	Form of Lock-Up Agreement	8-K	001-39351	10.6	October 21, 2020

14.1	Code of Business Conduct and Ethics	8-K	001-39351	14.1	February 12, 2021

19.1*	Insider Trading Policy

16.1	Letter from Withum	8-K	001-39351	16.1	February 12, 2021

21.1	List of Subsidiaries	8-K	001-39351	21.1	February 12, 2021

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

NUVATION BIO INC.

Date: February 29, 2024	By:	/s/ David Hung, M.D.
David Hung, M.D.
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints David Hung, M.D. and Moses Makunje, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DAVID HUNG, M.D.	Chief Executive Officer (Principal Executive Officer)	February 29, 2024
David Hung, M.D.

/S/ MOSES MAKUNJE	VP, Finance (Principal Financial and Accounting Officer)	February 29, 2024
Moses Makunje

/S/ DANIEL G. WELCH	Chair of the Board of Directors	February 29, 2024
Daniel G. Welch

/S/ ROBERT B. BAZEMORE, JR.	Director	February 29, 2024
Robert B. Bazemore, Jr.

/S/ KIM BLICKENSTAFF	Director	February 29, 2024
Kim Blickenstaff

/S/ KATHRYN E. FALBERG	Director	February 29, 2024
Kathryn E. Falberg

/S/ ROBERT MASHAL, M.D.	Director	February 29, 2024
Robert Mashal, M.D.

/S/ W. ANTHONY VERNON	Director	February 29, 2024
W. Anthony Vernon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Nuvation Bio Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvation Bio Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Short Hills, New Jersey

February 29, 2024

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$42,649	$101,099
Prepaid expenses and other current assets	1,519	3,819
Marketable securities	568,564	559,915
Interest receivable on marketable securities	3,702	2,485
Total current assets	616,434	667,318
Property and equipment, net	717	894
Lease security deposit	141	138
Operating lease right-of-use assets	3,605	3,791
Other non-current assets	587	—
Total assets	$621,484	$672,141
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,209	$2,139
Current operating lease liabilities	1,972	1,206
Accrued expenses	9,793	9,816
Total current liabilities	13,974	13,161
Warrant liability	353	850
Non-current operating lease liabilities	2,035	3,054
Total liabilities	16,362	17,065
Commitments and contingencies (Note 14)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of December 31, 2023 and December 31, 2022, respectively, 219,046,219 (Class A 218,046,219, Class B 1,000,000) and 218,632,699 (Class A 217,632,699, Class B 1,000,000) shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	947,745	927,604
Accumulated deficit	(342,804)	(267,002)
Accumulated other comprehensive income (loss)	181	(5,526)
Total stockholders’ equity	605,122	655,076
Total liabilities and stockholders’ equity	$621,484	$672,141

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	For the Years Ended December 31,
	2023	2022
Operating expenses:
Research and development	$71,289	$87,815
General and administrative	28,533	31,919
Total operating expenses	99,822	119,734
Loss from operations	(99,822)	(119,734)
Other income (expense):
Interest income	24,611	7,448
Investment advisory fees	(949)	(872)
Change in fair value of warrant liability	497	10,187
Realized loss on marketable securities	(139)	(1,228)
Total other income (expense), net	24,020	15,535
Loss before income taxes	(75,802)	(104,199)
Provision for income taxes	—	—
Net loss	$(75,802)	$(104,199)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.48)
Weighted average common shares outstanding, basic and diluted	218,880	216,721
Comprehensive loss:
Net loss	$(75,802)	$(104,199)
Other comprehensive loss, net of taxes:
Change in unrealized gain (loss) on available-for-sale securities, net	5,707	(4,341)
Comprehensive loss	$(70,095)	$(108,540)

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2021	216,948,568	1,000,000	$909,985	$(162,803)	$(1,185)	$745,997
Exercise of stock options	539,880	—	939	—	—	939
Exercise of warrants	10	—	—	—	—	—
Issuance of common stock for purchase under ESPP	144,241	—	388	—	—	388
Stock-based compensation	—	—	16,292	—	—	16,292
Net loss	—	—	—	(104,199)	—	(104,199)
Other comprehensive loss	—	—	—	—	(4,341)	(4,341)
Balance, December 31, 2022	217,632,699	1,000,000	927,604	(267,002)	(5,526)	655,076
Exercise of stock options	215,614	—	375	—	—	375
Issuance of common stock for purchase under ESPP	197,906	—	253	—	—	253
Stock-based compensation	—	—	19,513	—	—	19,513
Net loss	—	—	—	(75,802)	—	(75,802)
Other comprehensive income	—	—	—	—	5,707	5,707
Balance, December 31, 2023	218,046,219	1,000,000	$947,745	$(342,804)	$181	$605,122

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the Years Ended December 31,	2023	2022
Cash flows from operating activities:
Net loss	$(75,802)	$(104,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,513	16,292
Depreciation and amortization	222	199
Non-cash lease expense	(67)	285
Change in fair value of warrant liability	(497)	(10,187)
Amortization of premium and discounts on marketable securities	(12,057)	3,671
Realized loss on marketable securities	139	1,228
Net loss on disposal of property and equipment	10	50
Change in operating assets and liabilities
Prepaid expenses and other current assets	2,300	(177)
Interest receivable on marketable securities	(1,217)	554
Lease security deposit	(3)	283
Other non-current assets	(587)	—
Accounts payable	70	(1,786)
Accrued expenses	(23)	(2,321)
Net cash used in operating activities	(67,999)	(96,108)
Cash flow from investing activities:
Purchases of marketable securities	(703,373)	(520,307)
Proceeds from sale of marketable securities	712,349	584,121
Purchases of property and equipment	(69)	(370)
Proceeds from sale of property and equipment	14	13
Net cash provided by investing activities	8,921	63,457
Cash flow from financing activities:
Proceeds from issuance of common stock under ESPP	253	388
Proceeds from exercises of options	375	939
Net cash provided by financing activities	628	1,327
Net decrease in cash and cash equivalents	(58,450)	(31,324)
Cash and cash equivalents, beginning of the period	101,099	132,423
Cash and cash equivalents, end of the period	$42,649	$101,099

Non-cash operating activity:
Right-of-use asset recognized	$1,216	$2,171

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

Liquidity

As of December 31, 2023, the Company has an accumulated deficit of approximately $342.8 million and net cash used in operating activities was approximately $68.0 million for the year ended December 31, 2023. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of December 31, 2023, the Company had cash, cash equivalents, and marketable securities of $611.2 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

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

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of December 31, 2023, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

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

The Company evaluated Public Warrants, Private Placement Warrants and Forward Purchase Warrants (the “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value of the Warrants is dependent, in part, on the holder of the Warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our common stock, the Warrants fail the indexation guidance in ASC 815-40, which would preclude classification in stockholders’ equity. Additionally, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves more than 50% of the outstanding shares of the Company’s common stock. Because not all of the Company’s stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the balance sheet at fair value upon the closing of the Merger, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The fair value of Public and Forward Purchase Warrants was determined using the closing price of the warrants on the NYSE market. The fair value of the Private Warrants was estimated using a Black-Scholes option pricing formula (see Note 3).

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Topic 280 "Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued Topics 740 "Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. This guidance is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

NOTE 3. FAIR VALUE MEASUREMENTS AND MARKETABLE SECURITIES

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

The following table presents information about the Company’s marketable securities and the Warrant liability as of December 31, 2023 and 2022, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Nuvation public warrant pricing, Nuvation’s own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$20,574	$20,574	$—	$—
U.S. government securities	4,988	—	4,988	—
Corporate bonds	947	—	947	—
	26,509	20,574	5,935	—
Marketable securities:
Certificate of deposits	10,176	—	10,176	—
Commercial paper	23,628	—	23,628	—
U.S. government and government agency securities	453,175	—	453,175	—
Corporate bonds	81,585	—	81,585	—
	568,564	—	568,564	—
Total financial assets:	$595,073	$20,574	$574,499	$—

Financial liabilities:
Warrants	$353	$338	$—	$15

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$35,204	$35,204	$—	$—
U.S. government and government agency securities	32,779	—	32,779	—
Corporate bonds	328	—	328	—
	68,311	35,204	33,107	—
Marketable securities:
Certificate of deposits	13,984	—	13,984	—
Commercial paper	50,173	—	50,173	—
U.S. government and government agency securities	305,657	—	305,657	—
Corporate bonds	187,130	—	187,130	—
Municipal bonds	2,971	—	2,971	—
	559,915	—	559,915	—
Total financial assets:	$628,226	$35,204	$593,022	$—

Financial liabilities:
Warrants	$850	$813	$—	$37

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

The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$20,574	$—	$—		$20,574
U.S. government and government agency securities	4,987	1	—		4,988
Corporate bonds	947	—	—		947
	26,508	1	—		26,509
Marketable securities:
Certificate of deposits	10,171	7	(2)	—	10,176
Commercial paper	23,609	22	(3)		23,628
U.S. government and government agency securities	452,813	1,095	(733)		453,175
Corporate bonds	81,791	68	(274)		81,585
	568,384	1,192	(1,012)		568,564
	$594,892	$1,193	$(1,012)		$595,073

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$35,204	$—	$—	$35,204
U.S government and government agency securities	32,773	6	—	32,779
Corporate bonds	328	—	—	328
	68,305	6	—	68,311
Marketable securities:
Certificate of deposits	13,998	6	(20)	13,984
Commercial paper	50,240	21	(88)	50,173
U.S government and government agency securities	308,510	30	(2,883)	305,657
Corporate bonds	189,695	23	(2,588)	187,130
Municipal bonds	3,004	—	(33)	2,971
	565,447	80	(5,612)	559,915
	$633,752	$86	$(5,612)	$628,226

For the years ended December 31, 2023 and 2022, the activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$70	$9
Realized losses from sales of available-for-sale securities	(209)	(1,065)
	(139)	(1,056)
Net gains (losses) on equity securities were as follows:
Net realized losses on equities sold	—	(172)
Net unrealized losses on equities	—	—
	—	(172)

Total losses on marketable securities	$(139)	$(1,228)

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$5,693	$(2)	$—	$—	$5,693	$(2)
Commercial paper	9,101	(3)	—	—	9,101	(3)
U.S. government and government agency securities	199,552	(694)	24,761	(38)	224,313	(732)
Corporate bonds	21,844	(28)	26,484	(246)	48,328	(274)
	$236,190	$(727)	$51,245	$(284)	$287,435	$(1,011)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$7,139	$(20)	$—	$—	$7,139	$(20)
Commercial paper	26,938	(88)	—	—	26,938	(88)
U.S. government and government agency securities	150,126	(977)	101,095	(1,906)	251,221	(2,883)
Corporate bonds	69,402	(565)	108,748	(2,023)	178,150	(2,588)
Municipal bonds	—	—	2,971	(33)	2,971	(33)
	$253,605	$(1,650)	$212,814	$(3,962)	$466,419	$(5,612)

Maturity information based on fair value of the available-for-sale securities is as follows as of December 31, 2023:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$10,176	$—	$10,176
Commercial paper	23,628	—	23,628
U.S. government and government agency securities	255,508	197,667	453,175
Corporate bonds	57,448	24,137	81,585
	$346,760	$221,804	$568,564

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Computers	$488	$506
Furniture and fixtures	553	530
Leasehold improvements	342	316
Total property and equipment	1,383	1,352
Less accumulated depreciation and amortization	(666)	(458)
Total property and equipment, net	$717	$894

Depreciation and amortization expense related to property and equipment was $0.2 million for the years ended December 31, 2023 and 2022.

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Accrued consultant fees	$4,917	$5,362
Accrued employee compensation	4,349	3,987
Accrued professional fees	280	236
Accrued other taxes	144	112
Accrued other	103	119
	$9,793	$9,816

NOTE 6. LEASES

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

Operating lease expense was $1.7 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. Expense related to variable leases was not significant for the years ended December 31, 2023 and 2022. Operating cash flows for the year ended December 31, 2023 and 2022 included $1.7 million and $1.2 million, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of December 31, 2023.

December 31, 2023
(In thousands)
2024	$2,172
2025	1,416
2026	629
2027	81
Total undiscounted lease payments	4,298
Less: imputed interest	(291)
Total operating lease liabilities	$4,007

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 6.92%. The Company's weighted average remaining lease term was 2.21 years as of December 31, 2023.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2023, the Founder owns 100% of the outstanding Class B common stock.

Common Stock Restriction Agreement

As a result of the Merger, the shares subject to the “Stock Restriction Agreement” between the Company and the Founder was adjusted based on the Exchange Ratio. The number of shares, as adjusted, subject to repurchase per the terms of the Stock Restriction Agreement is reduced each month by 1,101,240 Class A common shares and no common shares will be subject to repurchase by June 2022. As of December 31, 2023, there are no shares of Class A Common Stock subject to the repurchase option.

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

NOTE 8. NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of Class A and Class B common stock outstanding, but excluding shares of common stock subject to repurchase for the period. The number of common stock shares subject to repurchase was determined prospectively from the date of the Stock Restriction Agreement described in Note 7. Diluted loss per share reflects the potential dilution that could occur if the stock options to issue common stock were exercised. The Company had a net loss in all periods presented thus the dilutive net loss per common share is the same as the basic net loss per common share as the effect of any options or conversions is anti-dilutive.

The earnings per share amounts are the same for the different classes of common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or liquidation.

The following securities outstanding at December 31, 2023 and 2022 have been excluded from the calculation of weighted average shares outstanding:

	As of December 31,
	2023	2022
Warrants	5,787,462	5,787,462
Class A common stock options	30,649,239	22,865,714

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a rollforward of the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2023 and 2022, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2023	2022
	(In thousands)
Balance at beginning of period	$(5,526)	$(1,185)
Unrealized gain (loss)	5,568	(5,569)
Amount reclassified for realized loss on marketable securities	139	1,228
Balance at end of period	$181	$(5,526)

NOTE 10. STOCK-BASED COMPENSATION

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

The stock-based compensation expense included in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Years ended December 31,
	2023	2022
Research and development	$8,797	$6,326
General and administrative	10,716	9,966
	$19,513	$16,292

Options with Service Conditions

Options granted with only service conditions generally vest over four years and expire after ten years. Stock option activity with service condition only for employees and members of the Company’s Board of Directors for the year ended December 31, 2023 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	18,607,807	$4.46
Granted	11,088,220	$1.87
Forfeited	(2,646,368)	$3.47
Exercised	(215,614)	$1.74		$130
Outstanding at December 31, 2023	26,834,045	$3.51	8.12	$—
Exercisable at December 31, 2023	9,371,168	$4.57	6.94	$—

All unvested options as of December 31 ,2023 are expected to vest. The weighted average grant-date fair value of stock options outstanding on December 31, 2023 and 2022 was $2.57 and $3.00 per share, respectively. Total unrecognized compensation costs related to non-vested stock options at December 31, 2023 was $32.2 million and is expected to be recognized within future operating results over a weighted-average period of 2.09 years.

For stock options granted with only service conditions during the years ended December 31, 2023 and 2022, the inputs in the Black-Scholes option-pricing model to determine the fair value is as follows:

	December 31,
	2023	2022
Exercise price	$1.61 - $1.94	$1.91 - $6.10
Risk-free interest rate	3.47% - 4.12%	1.69% - 3.75%
Expected volatility	74% - 75%	80% - 82%
Expected term in years	5.50 - 6.08	5.50 - 6.08
Dividend	0%	0%

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

Options with Service, Market, and Performance Conditions

Options granted with combined service, market, and performance conditions will vest based on achievement of various service conditions and either a market-based or performance-based goals in three tranches with multiple categories such as the Company’s market capitalization, and clinical and regulatory milestones. The market-based and performance-based goals period ends in October 2030. The explicit service periods are three years for tranche 1, four years for tranche 2, and five years for tranche 3. Upon the vesting requirement, 20% of the options will vest for each of tranche 1 and 2, and 60% of the options granted for tranche 3 will vest. The Company recognizes the fair value of the options within each tranche over the longer of their explicit service period or derived service period. The achievement of the performance condition was not deemed probable on the date of grant. As of December 31, 2023, the performance condition was not deemed probable. The expense recognized is based on the fair value of the market condition for the years ended December 31, 2023 and 2022. Stock option activity with combined service, market, and performance conditions for employees for the year ended December 31, 2023 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	4,257,907	$6.54
Granted	340,250	$1.70
Forfeited	(782,963)	$5.63
Outstanding at December 31, 2023	3,815,194	$6.31	7.29	$—
Exercisable at December 31, 2023	395,277	$4.93	4.80	$—

The weighted average grant-date fair value of stock options outstanding on December 31, 2023 and 2022 was $4.03 and $2.71 per share, respectively. Total unrecognized compensation costs related to non-vested stock options at December 31, 2023 was $5.8 million and is expected to be recognized within future operating results over a weighted-average period of 4.1 years.

The fair value of the stock options granted with combined service, market, and performance conditions was based on a Monte Carlo simulation with an embedded Black-Sholes pricing model. For the years ended December 31, 2023 and 2022, the fair value was computed using the following assumptions:

	December 31,
	2023	2022
Exercise price	$1.61 - $1.94	$1.91 - $6.10
Risk-free interest rate	3.40% - 3.92%	1.77% - 2.97%
Expected volatility	72% - 73%	74% - 75%
Expected term in years	6.17 - 6.30	5.63 - 6.98
Dividend	0%	0%

The determination of expected volatility, risk- free rate, and dividend yield was the same approach as used for the above stock options granted with service only conditions. The expected term period represents the time used as an input in the embedded Black-Sholes pricing model which is based on the midpoint between the vest and expiration dates for each tranche.

NOTE 11. 401(K) PLAN

The Company sponsors a 401(k) plan (the “Plan”) covering substantially all employees of the Company. The Plan allows employees to contribute tax deferred salary deductions into the Plan under the provisions of Section 401(k) of the Internal Revenue Code. Matching contributions are made by the Company up to a maximum amount of 3% of employee contributions, subject to certain limitations as defined in the Plan. The Company made matching contributions of $0.4 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 12. WARRANTS

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock. At December 31, 2023, there were an aggregate of 5,787,462 warrants outstanding.

The Company concluded that the Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The Warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 4). The change in fair value resulted in a gain of $0.5 million for the year ended December 31, 2023.

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

There were no transfers between Levels 1, 2 or 3 during the period ended December 31, 2023.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31,
	2023	2022
Stock price	$1.51	$1.92
Strike price	$11.50	$11.50
Term (in years)	2.1	3.1
Volatility	82.7%	73.0%
Risk-free rate	4.1%	4.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding Warrants (in thousands):

December 31, 2023
Public Warrants	$288
Private Warrants	15
Forward Purchase Warrants	50
Total	$353

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the year ended December 31, 2023 (in thousands):

Year Ended December 31, 2023
Beginning balance	$37
Change in fair value of Private Warrants liability recognized in earnings	(22)
Ending balance	$15

NOTE 13. INCOME TAXES

The Company did not record a provision or benefit for income taxes for the years ended December 31, 2023 and 2022. The components of the net deferred tax asset as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$29,290	$22,183
Research and development tax credits	13,133	11,074
Capitalized research and development costs	49,156	46,260
Stock-based compensation	7,307	4,396
Accrued bonus	1,124	1,090
Lease liability	1,035	1,165
Other	367	—
Total deferred tax assets	101,412	86,168
Deferred tax liabilities:
Right of use asset	(931)	(1,036)
Other	—	(9)
Total deferred tax liabilities	(931)	(1,045)
Valuation allowance	(100,481)	(85,123)
Net deferred tax assets	$—	$—

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal tax benefit	4.84%	6.33%
Permanent differences	(0.10)%	(0.09)%
Stock based compensation	(1.33)%	(0.93)%
Warrants	0.17%	2.67%
Tax credits	3.05%	5.65%
True-up	(3.42)%	(0.54)%
Change in rate	(4.41)%	(4.67)%
Other items	0.00%	0.00%
Valuation allowance	(19.80)%	(29.42)%
Effective tax rate	0.00%	0.00%

As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $95.2 million and state net operating loss carryforwards of approximately $140.3 million. The federal net operating losses have an unlimited carryover period and state net operating losses begin to expire in 2038.

As of December 31, 2023, the Company had federal research and development tax credit carryforwards of approximately $9.9 million and state research and development tax credit carryforwards of approximately $2.2 million. The federal research and development tax credits begin to expire in 2039 and state research and development tax credits have an unlimited carryover period.

As of December 31, 2023, the Company had federal orphan drug tax credit carryforwards of approximately $6.7 million. The federal orphan drug tax credits begin to expire in 2042.

All of the federal and state net operating losses may be subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. An annual loss limitation may result in the expiration or reduced utilization of the net operating losses.

As of December 31, 2023, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2023, the Company’s total amount of unrecognized tax benefits was $5.6 million, none of which would impact the Company’s effective tax rate, if recognized. The Company does not anticipate that the amount of unrecognized tax benefit will significantly increase within the next 12 months.

For the years ended December 31, 2023 and 2022, the activity related to the unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Unrecognized tax benefits at beginning of year	$5,068	$1,595
Gross increases - current year tax positions	1,019	2,524
Gross increases - prior year tax positions	—	949
Gross decreases - prior year tax positions	(458)	—
Unrecognized tax benefits at end of year	$5,629	$5,068

The Company is subject to taxation in the United States and various state jurisdictions. All tax years remain subject to examination for U.S. federal and state purposes. All net operating losses generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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