Form 10-K/A
period 2023-12-31
Nuvation Bio Inc.
filed 2024-04-26
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

PCAOB ID: 185 Auditor Name: KPMG LLP Auditor Location: Short Hills, NJ

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, (this "Amendment"), amends our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission, or the SEC, on February 29, 2024, (the "Original Filing"). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include the information required by Part III of Form 10-K that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2023. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications and certain other exhibits. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Nuvation Bio’s Board of Directors is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors or, for certain vacancies, by the holders of Class B Stock or the directors elected or appointed by the holders of Class B Stock. A director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified. The Board of Directors presently has nine members, with three directors in each class. Biographical information about each of the current directors, including their ages as of the date of this Amendment, and a discussion of the qualifications, attributes and skills of each director is contained in the following section.

Directors Continuing in Office until the 2024 Annual Meeting

Min Cui, Ph.D., 55, has served as a member of our board of directors since his appointment in April 2024 in connection with the Company’s acquisition of AnHeart Therapeutics, Ltd. Dr. Cui founded Decheng Capital LLC in 2011, where he has served as Managing Director since the firm’s formation. From 2006 to 2011, Dr. Cui served as a principal at Bay City Capital, a venture capital firm. Prior to that, Dr. Cui served as Director of Strategic Investment for the Southern Research Institute, a not-for-profit organization concentrating on drug research and development. Prior to that, Dr. Cui co-founded Pan Pacific Pharmaceuticals, a U.S. biotech company, and Hucon Biopharmaceuticals, a PRC pharmaceutical company. He served as the Chief Scientific Officer and Executive Vice President of Pan Pacific Pharmaceuticals from 1998 to 2002 and Chief Executive Officer and President of Hucon Biopharmaceuticals from 2003 to 2005, respectively. Dr. Cui serves on the board of directors of Alpine Immune Sciences Inc., a publicly traded clinical stage biopharmaceutical company. Dr. Cui also currently serves on the board of directors of several privately held biotechnology and medical technology companies, including Accuragen, Inc., Nanjing Bioheng Biotech Co., Ltd., EpimAb Biotherapeutics, Inc., Harton, Inc., ImmPACT Bio USA, Inc., Mammoth Biosciences, Inc., Mirvie, Inc., Shape Therapeutics Inc. and VintaBio, Inc. Dr. Cui previously served on the board of directors of other biotechnology and medical technology companies, including ARMO BioSciences (acquired by Eli Lilly & Co), Cirina, Ltd. (acquired by GRAIL, Inc.), Cue Health Inc., GeneWEAVE Biosciences, Inc. (acquired by Roche Molecular Systems Inc.), GenturaDx Inc. (acquired by Luminex Corporation), GRAIL (acquired by Illumina, Inc.), Ion Torrent Systems Inc. (acquired by Life Technologies Corporation), Sino MedicalDevice Technology Co., Ltd. and Velos Biopharma (acquired by Merck & Co.). Dr. Cui received his B.S. and M.S. in Molecular Biology from Peking University, and his Ph.D. in Cancer Biology from Stanford University. Dr. Cui is currently on the board of trustees at Western University of Health Sciences.

We believe that Dr. Cui’s experience serving on the boards of directors of public and private companies in the pharmaceutical/biotechnology sector, his experience as an executive, as well as his role as founder and Manager Partner of Decheng Capital, qualify him to serve as a member of our board of directors.

W. Anthony Vernon, 68, has served as a member of our board of directors since June 2019 and serves as the Chair of the Compensation Committee. Mr. Vernon served as senior advisor to Kraft Foods Group, Inc. from January 2015 through May 2015, and Chief Executive Officer for Kraft Foods Group, Inc. from October 2012 to December 2014. Mr. Vernon previously served as Executive Vice President and President at Kraft Foods of North America from 2009 to October 2012. From 2006 to 2009, Mr. Vernon was the Healthcare Industry Partner at Ripplewood Holdings, Inc., a private equity firm. Mr. Vernon previously led a number of Johnson & Johnson’s largest franchises during a 23-year career at Johnson & Johnson, a public company engaged in the research and development, manufacture and sale of products in the healthcare field. From 2004 until 2005, Mr. Vernon was employed as Company Group Chairman of Depuy Inc., an orthopedics company, which is a subsidiary of Johnson & Johnson. From 2001 until 2004, Mr. Vernon served as President and Chief Executive Officer of Centocor, Inc., a biomedicines company, a division of Johnson & Johnson. He has also served as President of McNeil Consumer Products and Nutritionals, Worldwide President of The Johnson & Johnson-Merck Joint Venture and as a member of Johnson & Johnson’s Group Operating Committees for Consumer Healthcare and Nutritionals, Biopharmaceuticals, and Medical Devices and Diagnostics. Mr. Vernon serves on the boards of directors of NovoCure Ltd., a public medical device company, since 2006, Intersect ENT, Inc., a public medical device company, since 2015 and McCormick & Co., a global food company, since 2017. He formerly served as a director of Medivation, Inc. and Kraft Foods Group, Inc. Mr. Vernon received a

B.A. from Lawrence University and an MBA from the Northwestern University Kellogg Graduate School of Management.

We believe that Mr. Vernon’s business and investment experience, as an executive in various industries and as the former chief executive officer of a global Fortune 500 company, qualify him to serve as a member of our board of directors.

Daniel G. Welch, 66, has served as Chair of our board since July 2020 and serves as the Chair of the Nominating and Corporate Governance Committee. From January 2015 to February 2018, Mr. Welch served as an Executive Partner of Sofinnova Ventures, a venture capital firm. From September 2003 until its acquisition by Roche Holdings in September 2014, Mr. Welch served as Chief Executive Officer and President of InterMune, Inc., a biotechnology company which was acquired by Roche in 2014. Mr. Welch also served as Chairman of InterMune from May 2008 to September 2014. From 2002 to 2003, Mr. Welch served as Chairman and Chief Executive Officer of Triangle Pharmaceuticals, Inc., a pharmaceutical company that was acquired by Gilead Sciences. From 2000 to 2002, Mr. Welch served as President of Biopharmaceuticals at Elan Corporation. From 1987 to 2000, Mr. Welch served in various senior management roles at Sanofi-Synthelabo, now Sanofi, including Vice President of Worldwide Marketing and Chief Operating Officer of the U.S. business. From 1980 to 1987, Mr. Welch was with American Critical Care, a division of American Hospital Supply. He has had leadership and board director roles in companies bringing new medicines to patients with HIV, MS, cardiovascular disease, cancer, infectious disease and rare diseases. He currently serves as Chair of the Boards of Ultragenyx Pharmaceutical, Structure Therapeutics, and Incarda, and as Chair Designate of Prothena Biosciences. His past board service includes a director role at Hyperion Therapeutics, which was acquired by Horizon Pharma in 2015, a Chairman of the Board role at Avexis Inc, which was acquired by Novartis Pharmaceuticals in 2018, a Chairman of the Board role at Levo Pharmaceuticals until it was acquired by Acadia Pharmaceuticals in 2022, and a director role at Seattle Genetics until it was acquired by Pfizer in 2023. Mr. Welch received a B.S. from the University of Miami and an MBA from the University of North Carolina.

We believe that Mr. Welch is a strong operating executive with operational and strategic expertise in the global pharmaceutical market, whose experience contributes valuable insight to our board of directors.

Directors Continuing in Office until the 2025 Annual Meeting

Kathryn E. Falberg, 63, has served as a member of our board of directors since October 2020 and serves as the Chair of the Audit Committee. Ms. Falberg served as Executive Vice President and Chief Financial Officer of Jazz Pharmaceuticals plc, a public biopharmaceutical company, from March 2012 to March 2014 after serving as Senior Vice President and Chief Financial Officer since December 2009. From 1995 to 2001, Ms. Falberg served as Senior Vice President, Finance and Strategy and Chief Financial Officer at Amgen Inc., and prior to that as Vice President Chief Accounting Officer, and Vice President, Treasurer. Ms. Falberg also serves as a member of the board of directors for the public biopharmaceutical companies, Arcus Biosciences, Inc. and Tricida, Inc., as well as The Trade Desk, Inc., a public technology company. She previously served on the board of directors of biotechnology companies Medivation, Inc. from February 2013 to September 2016, Aimmune Therapeutics Inc. from May 2015 to October 2020, Axovant Sciences Ltd. from April 2017 to February 2018 and UroGen Pharma from April 2017 to June 2022. Ms. Falberg received a B.A. in Economics and an MBA in Finance from the University of California, Los Angeles.

We believe that Ms. Falberg’s experience in the biopharmaceutical industry qualifies her to serve as a member of our board of directors.

David Hung, M.D., 66, is our founder and has served as our President, Chief Executive Officer and member of the board of directors since inception (April 2018). Dr. Hung founded Medivation, Inc. in 2003, which developed oncology drugs Xtandi®, which was taken from first in vitro laboratory experiment to FDA approval in seven years and approved in 60+ countries, and talazoparib (now marketed as Talzenna®), a potentially best-in-class PARP inhibitor, and was sold to Pfizer Inc. in 2016 for $14.3 billion. Between Medivation and founding Nuvation Bio, Dr. Hung served for 10 months as Chief Executive Officer at Axovant Sciences before tendering his resignation. Prior to founding Medivation, he served as President and Chief Executive Officer of ProDuct Health, Inc., a medical device company founded in 1998 that developed, manufactured and commercialized a breast microcatheter for breast cancer risk assessment and which was acquired in 2001 for $168 million by Cytyc Corporation. Dr. Hung received an A.B. in Biology from Harvard College and an M.D. from the University of California, San Francisco, School of Medicine. He completed simultaneous clinical fellowships in hematology, oncology and transfusion medicine as well as two basic science research fellowships in molecular biology at the University of California, San Francisco, School of Medicine.

We believe that Dr. Hung is qualified to serve on our board of directors because of his deep knowledge of our company, history leading life sciences companies and his industry experience.

Junyuan Jerry Wang, Ph.D., 52, has served as a member of our board of directors since his appointment in April 2024 in connection with the Company’s acquisition of AnHeart Therapeutics, Ltd. Dr. Wang co-founded AnHeart in 2018, where he has served as Chief Executive Officer since AnHeart’s formation and leads the in-license and development of taletrectinib and safusidenib. From June 2014 to September 2018, Dr. Wang was the Head of Global Biostatistics, EPI, and Medical Writing (GBEM) China at Merck Serono. Prior to that, from September 2011 to June 2014, he served as Director of Biostatistics at Bristol Myers Squibb. Prior to that, Dr. Wang served as Director of Biostatistics at Pfizer from October 2007 to September 2011. Prior to that, from January 2006 to October 2007, Dr. Wang served as Director of Biostatistics for The Medicines Company. Prior to that, he served as a senior biometrician at Merck and Co. Dr. Wang made key contributions to the successful NDAs of Bosulif and Eliquis, and the latter became a multi-billion blockbuster drug. He has extensive experience with global health authorities including FDA, EMA, PMDA, and NMPA. He also previously served in leadership roles for professional societies and on the programming committee of leading scientific conferences. Dr. Wang earned his B.S. in Mathematics from the University of Science and Technology of China and his Ph.D. in Statistics from Iowa State University.

We believe that Dr. Wang's experience in the biopharmaceutical industry qualifies him to serve as a member of our board of directors.

Dr. Hung, as the sole holder of Class B Stock, has agreed with Dr. Wang that he will vote his shares so as to ensure that Dr. Wang is nominated and elected to, and not removed from (other than for cause), our board of directors prior to April 9, 2026, so long as Dr. Wang continues to be employed by and provide services to us, other than as a director.

Directors Continuing in Office until the 2026 Annual Meeting

Robert B. Bazemore Jr., 56, has served as a member of our board of directors since July 2020. From September 2015 to August 2021, Mr. Bazemore served as the President, Chief Executive Officer and member of the board of directors of Epizyme, Inc., a biopharmaceutical company, developing and launching TAZVERIK® for patients with Follicular Lymphoma and Sarcoma. Prior to that, from September 2014 to June 2015, Mr. Bazemore served as the Chief Operating Officer of Synageva BioPharma Corp., a biopharmaceutical company, where he established the company’s global commercial and medical organization, through the company’s acquisition by Alexion Pharmaceuticals, Inc. Prior to joining Synageva, Mr. Bazemore served in increasing levels of responsibility at Johnson & Johnson, a healthcare company, including Vice President of Centocor Ortho Biotech Sales & Marketing from 2008 to 2010, President of Janssen Biotech from 2010 to 2013, where he led the successful launches of numerous products and indications, including the US launches of the oncology therapies ZYTIGA® and IBRUVICA®, and Vice President of Global Surgery at Ethicon from 2013 to 2014. Prior to Johnson & Johnson, Mr. Bazemore worked at Merck & Co., Inc. from 1991 to 2013, where he served in a variety of roles in medical affairs, sales and marketing, including supporting the launch of SINGULAIR® in the U.S. Mr. Bazemore also serves on the board of directors of Ardelyx, Inc., a public biopharmaceutical company, since June 2016. Mr. Bazemore received a B.S. in Biochemistry from the University of Georgia.

We believe that Mr. Bazemore’s extensive experience in the pharmaceutical industry, his experience as an executive, and his past service on the board of directors of a life sciences industry group, qualify him to serve as a member of our board of directors.

Kim Blickenstaff, 71, has served as a member of our board of directors since August 2019. From September 2007 to March 2019, Mr. Blickenstaff served as the President and Chief Executive Officer of Tandem Diabetes Care, Inc., a medical device manufacturer. Mr. Blickenstaff has served on Tandem’s board of directors since September 2007, serving as the Executive Chairman of the Tandem board since March 2019 and the Chairman of the Tandem board since March 2020. Mr. Blickenstaff served as Chairman and Chief Executive Officer of Biosite Incorporated, or Biosite, a provider of medical diagnostic products, from 1988 until its acquisition by Inverness Medical Innovations, Inc. in June 2007. Mr. Blickenstaff previously served as a director of Medivation, Inc., a biotechnology company, from 2005 to 2016, until its acquisition by Pfizer, and as a director of DexCom, Inc., a provider of continuous glucose monitoring systems, from June 2001 to September 2007. Mr. Blickenstaff was formerly a certified public accountant and has more than 20 years of experience overseeing the preparation of financial statements. He held various positions in finance, operations, research, management, sales management, strategic planning, and marketing with Baxter

Travenol National Health Laboratories and Hybritech Incorporated. He holds a B.A. in Political Science from Loyola University, Chicago, and an M.B.A. from the Graduate School of Business, Loyola University, Chicago.

We believe that Mr. Blickenstaff’s extensive experience at the board level of various healthcare companies, as well as leadership skills, industry experience and knowledge, qualify him to serve as a member of our board of directors.

Robert Mashal, M.D., 64, has served as a member of our board of directors since January 2024 and serves as consultant to the life sciences industry since April 2020 through Robert Mashal LLC and Beacon Prince Partners. From November 2016 to April 2020, he was the Global Head of Strategy for the Immunology and Oncology franchises at Sanofi, a global pharmaceutical and healthcare company. Prior to November 2016, Dr. Mashal worked as CEO of NKT Therapeutics and Alinea Pharmaceuticals, two venture capital-backed life sciences firms. Prior to that, he was a partner at Boston Millennia Partners, a private equity firm, where he was on the Board of Directors of GlycoFi, CardioMEMS, and Sapphire Therapeutics. Prior to that, he served as a Program Executive at Vertex Pharmaceuticals, where he was on the Joint Steering Committee for the Vertex-Novartis kinase collaboration, and was a consultant at McKinsey & Company. Prior to McKinsey, Dr. Mashal was a board-certified medical oncologist and received his training in internal medicine at the University of California, San Francisco, and in oncology at the Dana-Farber Cancer Institute. Dr. Mashal received a B.A. in Natural Sciences and an M.D. from Johns Hopkins University.

We believe that Dr. Mashal’s experience in the biopharmaceutical industry qualifies him to serve as a member of our board of directors.

Directors and Corporate Governance

Board Leadership Structure

The Board of Directors has an independent chair, Daniel G. Welch, who has authority, among other things, to call and preside over Board meetings, including meetings of the independent directors, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Board Chair has substantial ability to shape the work of the Board. The Company believes that separation of the positions of Board Chair and Chief Executive Officer reinforces the independence of the Board in its oversight of the business and affairs of the Company. In addition, the Company believes that having an independent Board Chair creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its stockholders. As a result, the Company believes that having an independent Board Chair can enhance the effectiveness of the Board as a whole.

Role of the Board in Risk Oversight

One of the board’s key functions is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. Our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Audit committee responsibilities also include oversight of cybersecurity risk management, and, to that end, the committee typically meets twice annually with both IT and business personnel responsible for cybersecurity risk management and receives periodic reports from the head of cybersecurity risk management, as well as incidental reports as matters arise. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Typically, the applicable Board committees meet at least annually with the employees responsible for risk management in the committees’ respective areas of oversight. Both the Board as a whole and the various standing committees receive periodic reports from management, as well as incidental reports as matters may arise. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board as quickly as possible. The Board Chair coordinates between the Board and management with regard to the determination and implementation of responses to any problematic risk management issues.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at www.nuvationbio.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements. The inclusion of our website address in this Amendment does not incorporate by reference the information on or accessible through our website into this Amendment.

The Board of Directors adopted the Corporate Governance Guidelines to assure that the Board will have the necessary authority and practices in place to review and evaluate the company’s business operations as needed and to make decisions that are independent of the company’s management. The guidelines are also intended to align the interests of directors and management with those of the company’s stockholders. The Corporate Governance Guidelines set forth the practices the Board intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer’s performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for each committee of the Board, may be viewed at www.nuvationbio.com.

Board of Directors and Committees

Our Board of Directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our Board of Directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.

During the fiscal year ended December 31, 2023, our Board of Directors held eight meetings. Our audit committee met four times, our compensation committee met eight times, and our nominating and corporate governance committee met one time during 2023. Each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all committees of the Board on which such member served.

As required under applicable NYSE listing standards, in fiscal 2023, the Company’s non-management directors met 16 times in regularly scheduled executive sessions of the Board or its committees at which only non-management directors were present. The Chairs of the Board or the various committees presided over the executive sessions.

Audit Committee

Our audit committee consists of Kim Blickenstaff, Kathryn E. Falberg and Daniel G. Welch. The chair of our audit committee is Ms. Falberg, who our Board of Directors has determined is an “audit committee financial expert” as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the NYSE listing standards. Our Board of Directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board of Directors has examined each audit committee member’s scope of experience and the nature of their experience in the corporate finance sector. Our Board of Directors has adopted a written audit committee charter that is available to stockholders on our website at www.nuvationbio.com.

The primary purpose of the audit committee is to discharge the responsibilities of our Board of Directors with respect to our accounting, financial and other reporting and internal control practices and to oversee our independent registered public accounting firm. Specific responsibilities of our audit committee include:

•
helping the board of directors oversee corporate accounting and financial reporting processes;
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

Report of the Audit Committee of the Board of Directors

The audit committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2023 with management of our company. The audit committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 16, Communications with audit committees, as adopted by the Public Company Accounting Oversight Board (“PCAOB”). The audit committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the audit committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the audit committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Kim Blickenstaff

Kathryn E. Falberg (Chair)

Daniel G. Welch

Compensation Committee

Our compensation committee consists of Robert B. Bazemore, Jr., W. Anthony Vernon and Daniel G. Welch. The chair of our compensation committee is Mr. Vernon. All members of our compensation committee are independent, as independence is currently defined in NYSE listing standards. Our Board of Directors has adopted a written compensation committee charter that is available to stockholders on our website at www.nuvationbio.com.

The primary purpose of our compensation committee is to discharge the responsibilities of our Board of Directors to oversee our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our compensation committee include:

•
reviewing and approving the compensation of the chief executive officer, other executive officers and senior management;
•
administering the equity incentive plans and other benefit programs;
•
reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management; and
•
reviewing and establishing general policies relating to compensation and benefits of the employees, including the overall compensation philosophy.

Compensation Committee Processes and Procedures

Typically, the compensation committee meets at least four times annually and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the compensation committee. The compensation committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in compensation committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the compensation committee regarding his compensation or individual performance objectives. The charter of the compensation committee grants the compensation committee full access to all our books, records, facilities and personnel.

In addition, under the charter, the compensation committee has the authority to obtain, at the expense of Nuvation Bio, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the compensation committee considers necessary or appropriate in the performance of its duties. The compensation committee takes into consideration factors prescribed by the SEC and NYSE that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent. The compensation committee has direct responsibility for the oversight of the work of such consultants or advisers.

During the past year, the compensation committee engaged FW Cook, as a compensation consultant. The compensation committee requested that FW Cook:

•
evaluate the efficacy of our existing executive compensation program in supporting and reinforcing our long-term strategic goals and executing that strategy;
•
assist in refining the previously developed comparative group of companies and perform analyses of competitive performance and compensation levels for that group; and
•
assist in evaluating and refining our non-employee director compensation plan.

Although our Board and compensation committee consider the advice and recommendations of such independent compensation consultants as to our executive and non-employee director compensation program, the Board and compensation committee ultimately make their own decisions regarding these matters.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Robert B. Bazemore, Jr., W. Anthony Vernon and Daniel G. Welch. The chair of our nominating and corporate governance committee is Mr. Welch. Our Board of Directors has adopted a written nominating and corporate governance committee charter that is available to stockholders on our website at www.nuvationbio.com. Specific responsibilities of our nominating and corporate governance committee include:

•
identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on the board of directors;
•
considering and making recommendations to the board of directors regarding the composition and chairmanship of the committees of the board of directors;
•
reviewing and recommending to the board the compensation paid to the directors;
•
instituting plans or programs for the continuing education of the board of directors and orientation of new directors;
•
reviewing, evaluating and recommending to the board of directors succession plans for its executive officers;
•
developing and making recommendations to the board of directors regarding corporate governance guidelines and matters;
•
overseeing periodic evaluations of the performance of the board of directors, including its individual directors and committees; and
•
overseeing the Company’s policies and initiatives relating to environment, social responsibility and sustainability matters.

The nominating and corporate governance committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The nominating and corporate governance committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the company’s stockholders. However, the nominating and corporate governance committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the company and the long-term interests of stockholders. In conducting this assessment, the nominating and corporate governance committee typically considers diversity (including gender, racial and ethnic diversity), age, skills and such other factors as it deems appropriate, given the current needs of the Board and the company, to maintain a balance of knowledge, experience and capability.

In the case of incumbent directors whose terms of office are set to expire, the nominating and corporate governance committee reviews these directors’ overall service to the company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The committee also takes into account the results of the Board’s self-evaluation, conducted annually on a group and individual basis. In the case of new director candidates, the nominating and corporate governance committee also determines whether the nominee is independent for NYSE purposes, which determination is based upon applicable NYSE listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The nominating and corporate governance committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The nominating and corporate governance committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The nominating and corporate governance committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

Nomination Process

Our nominating and corporate governance committee is responsible for identifying, recruiting, evaluating and recommending to our Board of Directors nominees for membership on the Board of Directors and committees of our Board of Directors. The goal of this process is to maintain and further develop a highly qualified Board of Directors of directors consisting of members with experience and expertise in areas of importance to our company. Candidates may come to our attention through current members of our Board of Directors, professional search firms, stockholders or other persons.

The nominating and corporate governance committee recommends to the Board of Directors for selection all nominees to be proposed by the Board of Directors for election by the stockholders, including approval or recommendation of a slate of director nominees to be proposed by our Board of Directors for election at each annual or special meeting of stockholders, and recommends all director nominees to be appointed by our Board of Directors to fill director vacancies. Our Board of Directors is responsible for nominating members for election to the Board of Directors and for filling vacancies on the Board of Directors that may occur between annual meetings of stockholders.

Evaluation of Director Candidates

In its evaluation of director candidates, the nominating and corporate governance committee will consider a candidate’s skills, characteristics and experience taking into account a variety of factors, including the candidate’s:

•
understanding of our business, industry and technology;
•
history with our company;
•
personal and professional integrity;
•
general understanding of marketing, finance and other disciplines relevant to the success of a publicly traded company;
•
ability and willingness to devote the time and effort necessary to be an effective director;
•
commitment to acting in the best interest of our company and its stockholders; and
•
educational and professional background.

The nominating and corporate governance committee will also consider the current size and composition of the Board of Directors, the needs of the Board of Directors its committees and the potential independence of director candidates under relevant NYSE and SEC rules.

Although the Board of Directors does not maintain a specific policy with respect to board diversity, the nominating and corporate governance committee considers each candidate in the context of the membership of the Board as a whole, with the objective of including an appropriate mix of viewpoints and experience among members of the Board reflecting differences in professional background, education, skill and other individual qualities and attributes. In making determinations regarding nominations of directors, the nominating and corporate governance committee may take into account the benefits of diverse viewpoints to the extent it deems appropriate.

Stockholder Recommendations for Nomination to the Board of Directors

The nominating and corporate governance committee will consider properly submitted stockholder recommendations for candidates for our Board. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates, including the criteria described above, based on whether or not the candidate was recommended by a stockholder.

Any stockholder recommendations proposed for consideration by the nominating and corporate governance committee should be in writing and delivered to Nuvation Bio Inc., Attn: Investor Relations, 1500 Broadway, Suite 1401, New York, New York, 10036. Submissions must include the following information:

•
full name and address of the proposed nominee;
•
the number and class of our shares beneficially owned, directly or indirectly, by the proposed nominee;
•
all information regarding the proposed nominee required to be disclosed in a proxy statement pursuant to Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder;
•
the consent of the nominee to be named in the proxy statement and consent to serve as a director if elected; and
•
a description of all material relationships, including (i) compensation and other material monetary agreements, arrangements and understandings during the past three years, between the proposed nominee and the stockholder making the proposal and (ii) any relationship between the proposing stockholder and the proposed nominee that would be required to be disclosed under the SEC’s related party transactions disclosure rules if the proposing stockholder were a “registrant” under those rules.

In addition, any stockholder wishing to recommend a nominee to our Board of Directors must provide a questionnaire regarding the proposed nominee, information regarding any arrangement or agreement with respect to such nominee’s voting while a member of our Board of Directors and information regarding equity ownership of the company (including derivative ownership) by the proposing stockholder and the proposed nominee.

Stockholder Communications with the Board of Directors

Stockholders and other interested parties wishing to communicate with our Board of Directors may send a written communication addressed to the Secretary at our principal executive offices. The Secretary will promptly forward the communication to the Board or member to whom it is addressed, as appropriate, unless it is unduly hostile, threatening, illegal or similarly inscrutable. Historically, we have not provided a formal process related to stockholder communications with the Board. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. The company believes its responsiveness to stockholder communications to the Board has been excellent.

Executive Officers of the Company

The following table shows information for our current executive officers as of April 15, 2024. Biographical information for our President, Chief Executive Officer and Director, David Hung, M.D., and our Chief Executive Officer of AnHeart Therapeutics and Director, Junyuan Jerry Wang, Ph.D., is included above with the Director biographies.

Name	Age	Position(s)
David Hung, M.D.	66	President, Chief Executive Officer and Director
Junyuan Jerry Wang, Ph.D.	52	Chief Executive Officer of AnHeart Therapeutics and Director
Moses Makunje, CPA	46	VP Finance, Principal Financial and Accounting Officer
David Liu, M.D., Ph.D.	54	Chief Medical Officer
Gary Hattersley, Ph.D.	57	Chief Scientific Officer
David Hanley, Ph.D.	54	Chief Technical Operations Officer
Stacy Markel	59	Chief People Officer
Colleen Sjogren	54	Chief Commercial Officer
Kerry Wentworth	51	Chief Regulatory Officer

Executive Officers

David Hanley, Ph.D. has served as our Chief Technical Operations Officer since June 2021. Prior to this role, from August 2018 to May 2021, Dr. Hanley held positions of increasing responsibility at BioXcel Therapeutics Inc., most recently serving as Senior Vice President and Head of Global Pharmaceutical Development and Operations. From August 2014 to August 2018, Dr. Hanley held positions of increasing responsibility at Radius Health, Inc., most recently serving as Vice President of Pharmaceutical Sciences and Technical Operations. He also held positions at The Medicines Company from June 2011 to August 2014, including Senior Director. Prior to that, Dr. Hanley held positions at Boehringer Ingelheim from August 2010 to December 2010, The Medicines Company from September 2009 to July 2010, Medarex from September 2006 to September 2009, and Berlex, a subsidiary of Schering A.G., from November 2001 to September 2006. Dr. Hanley earned his Ph.D. in Physical and Analytical Chemistry from the University of Utah and his B.S. in Chemistry from Virginia Commonwealth University.

Gary Hattersley, Ph.D. has served as our Chief Scientific Officer since June 2019. Prior to this role, December 2003 to November 2018, Dr. Hattersley held roles of increasing seniority, including Senior Vice President of Preclinical Development, Vice President of Biology, and most recently as Chief Scientific Officer at Radius Health Inc. where he supported the development of its oncology and women’s health portfolio, including TYMLOS®, approved by the FDA in 2017 for the treatment of postmenopausal women with osteoporosis at high risk of fracture. Prior to that, Dr. Hattersley was a Senior Scientist at Millennium Pharmaceuticals, Inc. from 2000 to 2003. He also held positions at Genetics Institute from 1992 to 2000, including Principle Scientist. Dr. Hattersley received a Ph.D. from St. George’s Hospital Medical School in London and a BSc from the University of Hull.

David Liu, M.D., Ph.D. joined Nuvation Bio in 2022 with over 20 years of experience leading the discovery and development of oncology therapies, including NDA submissions for multiple oncology assets in the U.S., Europe, and China. Most recently, Dr. Liu served as the Chief Medical Officer at a biotechnology company (3D Medicines) based in Shanghai, China. Earlier in his career, Dr. Liu held several roles of increasing strategic responsibility at Bristol Myers Squibb, where he became a leader in Oncology Global Clinical Research, including leading the Global Prostate Cancer Program, Pediatric Clinical Development, and Translational Research for ipilimumab, and development of nivolumab and ipilimumab for China. After Bristol Myers Squibb, Dr. Liu was the Global Lead Physician at Celgene for the revlimid plus rituximab submission program in indolent lymphoma. Dr. Liu earned a Ph.D. from the Massachusetts Institute of Technology, an M.S. from the University of Toledo, and a Medical Degree from Beijing Medical University (Peking University School of Medicine).

Moses Makunje, CPA has served as our Vice President, Finance since January 2022, and as Senior Director, Finance since July 2020. Prior to joining the Company, Mr. Makunje held a position as Corporate Controller at Maze Therapeutics, Inc. from March 2019 until July 2020, and a position as Corporate Controller at Adverum Biotechnologies, Inc. from July 2017 until March 2019. Mr. Makunje started his professional career at Ernst & Young, where he worked in audit for 7 years serving clients in life sciences. Overall, Mr. Makunje has over 16 years of experience in finance, accounting and tax. Mr. Makunje received a B.S. in Accounting and an MBA from Golden Gate University.

Stacy Markel has served as our Chief People Officer since January 2022, and before that served as our Senior Vice President, Human Resources since October 2019. From March 2018 to September 2019, she served as Executive Vice President, Human Resources, at Rigel Pharmaceuticals, Inc. Prior to Rigel, from March 2015 to March 2018, Ms. Markel served as Senior Vice President of Human Resources at Portola Pharmaceuticals, Inc. Ms. Markel also served in various roles, most recently as Senior Vice President of Human Resources and Professional Development at

Actelion Pharmaceuticals, Ltd. from 2005 to 2015, where she was a member of the Executive Leadership Team and Global Human Resources Leadership Team. Ms. Markel received a B.A. from the University of California, Davis.

Colleen Sjogren has served as our Chief Commercial Officer since April 2024. Prior to this role, she served as Senior Vice President, Sales, at Madrigal Pharmaceuticals from October 2022 to December 2023. Prior to Madrigal, Ms. Sjogren served as Vice President, U.S. Sales at Mirati Therapeutics from April 2021 to September 2022, and as Vice President, National Cell Therapy Team at Kite Pharma from February 2017 until April 2021. Ms. Sjogren also served in various prior roles, including National Sales Director at Medivation. Ms. Sjogren received her B.S. and B.A. from Bryant University.

Kerry Wentworth has served as our Chief Regulatory Officer since May 2022. Prior to this role, she served as Chief Regulatory Officer for Flexion Therapeutics, which was acquired by Pacira Biosciences in 2021, where she was in an executive leadership role responsible for setting and delivering on regulatory and quality strategies across their product portfolio. Prior to joining Flexion, she served as Vice President, Clinical, Regulatory and Quality at Agenus, Inc., where she was responsible for leading all global regulatory and clinical development efforts. Previously, she led the Regulatory and Quality function for Genelabs Technologies, Inc. and prior to that held positions of increasing responsibility within Regulatory Affairs at Genzyme. Ms. Wentworth holds a B.S. in pre-veterinary medicine from the University of New Hampshire.

Delinquent Section 16(a) Reports

Section 16(a) of the 1934 Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to our reporting persons were made and made timely.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain information concerning the compensation earned by each of the following individuals (the “Named Executive Officers”): our President and Chief Executive Officer and our two other most highly compensated executive officers as of December 31, 2023:

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus	Options (1)	Compensation (2)	Compensation (3)	Total
David Hung, M.D.	2023	$593,000	$—	$3,323,675	$400,275	$7,330	$4,324,280
President and Chief Executive Officer	2022	570,004	—	7,127,820	363,375	11,130	8,072,329
David Liu, M.D., Ph.D.	2023	490,000	—	664,735	176,400	10,751	1,341,886
Chief Medical Officer	2022	217,708	—	2,561,163	280,750	6,911	3,066,532
Gary Hattersley, Ph.D.	2023	484,000	—	664,735	174,240	36,318	1,359,293
Chief Scientific Officer	2022	465,000	—	2,616,995	158,100	20,156	3,260,251

(1) The amounts included in the Stock Options column represent the grant date fair value of stock options granted, calculated in accordance with ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 10 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(2) Amounts listed for 2022 were paid in 2023 in respect of services rendered in 2022.

(3) Consists of 401(k) Match, life insurance premium and commuting expenses.

2023 Executive Officer Compensation

In reviewing this section, please note that we are permitted to report as a “smaller reporting company” as defined under the U.S. federal securities laws and therefore, among other things, are not required to provide a “Compensation Discussion and Analysis” of the type required by Item 402 of Regulation S-K. The disclosure in this section is intended to supplement the SEC-required disclosure and is not a Compensation Discussion and Analysis.

Objectives and Philosophy of Our Executive Compensation Program

We recognize that our ability to excel as a company depends on the integrity, knowledge, imagination, skill, diversity and teamwork of our Named Executive Officers and employees. To this end, we strive to create an environment of mutual respect, encouragement and teamwork that rewards commitment and performance and that is responsive to the needs of our Named Executive Officers and employees. Compensation Committee Processes and Role in Determining Executive Compensation The compensation committee of our Board of Directors, which is comprised entirely of independent directors, is tasked with, among other things, setting compensation for our executive officers, including the Named Executive Officers identified above, evaluating and recommending compensation plans and programs to our Board of Directors and awards under those plans, and administering our incentive and equity-based compensation plans. Various members of management and other employees as well as outside advisors or consultants are invited from time to time by the compensation committee to make presentations, to provide objective analyses, financial or other background information, advice, or to otherwise participate in meetings. Members of our executive management team advise and inform the compensation committee regarding potential company-wide and individual performance objectives with respect to incentive compensation plans, and provide evaluations of the achievements of employees under their respective supervision.

The compensation committee has the authority to delegate any of its responsibilities to one or more subcommittees as it deems appropriate. The compensation committee has delegated authority to a stock option committee (which committee currently consists of the following: Dr. Hung and Ms. Markel), within specified parameters, to grant options to our non-executive employees and consultants.

Components of Our Executive Compensation Program

The individual components of our executive compensation program consist primarily of: (a) base salary, (b) annual, performance-based bonuses, (c) long-term equity incentives and (d) retirement savings opportunities and various other benefits offered to all full-time employees. In addition, we provide protection for post-termination benefits in certain instances. We determine the appropriate level for each compensation component based in part, but not exclusively, on our understanding of the market in which we compete for talent, the unique skills and experience of our Named Executive Officers, the length of service of our Named Executive Officers, our overall performance and other considerations we deem relevant. We expect our compensation committee to make compensation decisions that are consistent with our recruiting and retention goals. We review each compensation component for internal equity and consistency between Named Executive Officers with similar levels of responsibility.

Each of the individual components of our Named Executive Officers’ compensation is discussed in more detail below. We do not currently have any specific policies for allocating compensation between short- and long-term compensation or cash and non-cash compensation, although our strategy is to tie a greater percentage of total compensation to stockholder returns through the use of equity incentives. While we have identified particular compensation objectives that each component of our Named Executive Officers’ compensation serves, our compensation programs are designed to be flexible and complementary and to collectively serve all of the compensation objectives described above.

Base Salary

A base salary provides our NEOs with a fixed component of annual compensation for performing specific duties and functions. Base salaries for our Named Executive Officers are determined by members of our compensation committee and other members of our Board based on their experience and review of industry surveys. Salaries are reviewed by our compensation committee on a periodic basis and may be adjusted from time-to-time.

Annual Performance-Based Bonuses

Annual performance-based bonuses provide our Named Executive Officers with an opportunity to earn additional compensation based on achievement of pre-determined short-term corporate goals in order to incentivize our executives to drive growth in key areas of our business. Each of our Named Executive Officers is eligible to receive performance awards based on a target opportunity expressed as a percent of base salary (for 2023: 75% of base salary for Dr. Hung, 40% for Dr. Liu and 40% for Dr. Hattersley). The amount payable to each Named Executive Officer is based on the attainment of pre-established corporate performance goals, which is subject to the discretion of the compensation committee, and also of the full Board (other than our Chief Executive Officer) in the case of our Chief Executive Officer. At the beginning of each year, the Board in consultation with the Chief Executive Officer establishes corporate objectives that it believes are the most significant goals for the company in the upcoming year that are critical to the success of the company in the short and long-term. The company does not disclose the specific goals as they contain competitively sensitive information.

Long-Term Equity Incentives

We believe that the achievement of our business and financial objectives should be reflected in the value of our equity, thereby increasing stockholder value. To that end, our Named Executive Officers will be incentivized to achieve these objectives when a larger percentage of their total compensation is tied to the value of our shares. We believe that granting our Named Executive Officers stock options provides a meaningful incentive to achieve increases in the value of our stock price over time, as they will be able to profit from stock options only if our stock price increases relative to the stock option’s exercise price. In addition, we believe that equity grants promote executive retention because they incentivize our executive officers to remain in our employment during the vesting period.

Our Named Executive Officers are generally awarded an initial grant in the form of time-vested stock options and stock options granted under our Long-Term Incentive Plan, or LTIP, which vest based on either market conditions or performance conditions that are met only upon our achievement of important corporate milestones. After commencement of employment, additional grants of time-based stock options are generally awarded on an annual basis to incentivize and motivate Named Executive Officers, as well as continue to create an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns interests of Named Executive Officers with those of our stockholders. In determining the size of the equity incentives to be awarded to our Named Executive Officers, the compensation committee takes into account a number of factors, such as job scope, the vested and unvested value of existing long-term incentive awards, individual performance history, prior contributions to the company and the size of prior equity grants.

Outstanding Equity Awards

The following table provides information regarding outstanding equity awards held by the Named Executive Officers as of December 31, 2023:

		Vesting	Number of Securities
		Commencement	Underlying Unexercised Options			Exercise	Expiration
	Grant Date	Date	Exercisable	Unexercisable		Price	Date

David Hung, M.D.	3/9/21	3/9/21	113,757	51,708	(1)	$12.66	3/8/31
	3/9/21	3/9/21	—	224,760	(2)	$12.66	3/8/31
	2/28/22	2/28/22	916,666	1,083,334	(3)	$5.06	2/27/32
	2/28/23	2/28/23	—	2,500,000	(4)	$1.94	2/27/33
David Liu, M.D., Ph.D.	7/15/22	7/15/22	173,541	316,459	(5)	$3.61	7/14/32
	7/15/22	7/15/22	—	292,500	(6)	$3.61	7/14/32
	8/29/22	8/29/22	105,000	210,000	(7)	$2.93	8/28/32
	2/28/23	2/28/23	—	500,000	(8)	$1.94	2/27/33
Gary Hattersley, Ph.D.	1/22/20	1/22/20	398,935	—	(9)	$1.74	1/21/30
	10/5/20	10/5/20	79,787	319,148	(10)	$4.60	10/4/30
	2/28/22	2/28/22	229,166	270,834	(11)	$5.06	2/27/32
	8/29/22	8/29/22	133,333	266,667	(12)	$2.93	8/28/32
	2/28/23	2/28/23	—	500,000	(13)	$1.94	2/27/33

______________________________________________

(1) Approximately 69% of the shares subject to this option were vested as of December 31, 2023, and the remainder vest in equal increments on a monthly basis thereafter through March 9, 2025.

(2) None of the shares subject to this option were vested as of December 31, 2023, option vests upon the achievement of certain performance goals, including market-price goals, through October 5, 2030.

(3) Approximately 46% of the shares subject to this option were vested as of December 31, 2023, and the remainder vest in equal increments on a monthly basis thereafter through February 28, 2026.

(4) None of the shares subject to this option were vested as of December 31, 2023, 25% will vest on February 28, 2024, and the remainder vest in equal increments on a monthly basis thereafter through February 28, 2027.

(5) Approximately 35% of the shares subject to this option were vested as of December 31, 2023, and the remainder vest in equal increments on a monthly basis thereafter through July 15, 2026.

(6) None of the shares subject to this option were vested as of December 31, 2023, option vests upon the achievement of certain performance goals, including market-price goals, through October 5, 2030.

(7) Approximately 33% of the shares subject to this option were vested as of December 31, 2023, and the remainder vest in equal increments on a monthly basis thereafter through August 29, 2026.

(8) None of the shares subject to this option were vested as of December 31, 2023, 25% will vest on February 28, 2024, and the remainder vest in equal increments on a monthly basis thereafter through February 28, 2027.

(9) All of the shares subject to this option were vested as of December 31, 2023.

(10) Approximately 20% of the shares subject to this option were vested as of December 31, 2023, option vests upon the achievement of certain performance goals, including market-price goals, through October 5, 2030.

(11) Approximately 46% of the shares subject to this option were vested as of December 31, 2023, and the remainder vest in equal increments on a monthly basis thereafter through February 28, 2026.

(12) Approximately 33% of the shares subject to this option were vested as of December 31, 2023, and the remainder vest in equal increments on a monthly basis thereafter through August 29, 2026.

(13) None of the shares subject to this option were vested as of December 31, 2023, 25% will vest on February 28, 2024, and the remainder vest in equal increments on a monthly basis thereafter through February 28, 2027.

Employee Benefits

We provide standard employee benefits to our full- and part-time employees, including our Named Executive Officers, in the United States (in the case of part-time, those that work 30 or more hours per week), including health, disability and life insurance and a 401(k) plan as a means of attracting and retaining our executives and employees.

We sponsor a 401(k) plan, which is a retirement savings defined contribution plan established in accordance with Section 401(a) of the Code (in 2023). We provide fully vested Safe Harbor contributions equal to 3% of each employee’s eligible compensation.

Tax Considerations

Our Board has considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our Named Executive Officers. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for our Chief Executive Officer and each of the other Named Executive Officers (other than our Chief Financial Officer), unless compensation is performance-based. As we are an early-stage pre-commercial company, our Board has not previously taken the deductibility limit imposed by Section 162(m) into consideration in setting compensation.

Pension Benefits

We do not maintain any defined benefit pension plans.

Non-qualified Deferred Compensation

We do not maintain any non-qualified deferred compensation plans.

Offer Letters

We extended offer letters to each of our Named Executive Officers in connection with their employment. The letters generally provide for at-will employment and set forth the Named Executive Officer’s initial base salary, initial equity grant amount and eligibility for employee benefits. In addition, each of our Named Executive Officers has executed a form of our standard confidential information and invention assignment agreement. The key terms of the offer letters extended to our Named Executive Officers that continue to be in effect are described below.

David Hung, M.D.

In February 2019, we entered into an offer letter with Dr. Hung, our President and Chief Executive Officer. Pursuant to the offer letter, Dr. Hung’s initial base salary was established at $475,000 per year, and his annual target bonus was subsequently established at 75% of his annual base salary, based upon achievement of performance objectives and other criteria determined by our Board of Directors.

David Liu, M.D., Ph.D.

In April 2022, we entered into an offer letter with Dr. Liu, our Chief Medical Officer. Pursuant to the offer letter, Dr. Liu’s initial base salary was established at $475,000 per year, and his annual target bonus was established at 40% of his annual base salary, based upon achievement of performance objectives and other criteria determined by our Board of Directors.

Gary Hattersley, Ph.D.

In June 2019, we entered into an offer letter with Dr. Hattersley, our Chief Scientific Officer. Pursuant to the offer letter, Dr. Hattersley’s initial base salary was established at $425,000 per year, and his annual target bonus was established at 40% of his annual base salary, based upon achievement of performance objectives and other criteria determined by our Board of Directors.

Severance Policy

Under our severance policy applicable to executive officers, upon an involuntary termination without “cause,” executive officers designated as Tier 1 (which includes all of our current executive officers) are eligible to receive, upon execution of a release of claims, cash severance in an amount equal to 12 months of base salary (nine months for Tier 2 and six months for Tier 3), as well as 12 months of COBRA health insurance reimbursement (nine months for Tier 2 and six months for Tier 3). Upon a termination without “cause” or a resignation for “good reason” within 12 months after a “change in control” of our company (each such term as defined in the policy), executive officers are eligible to receive the cash severance and COBRA reimbursement described above and also (1) a lump sum cash payment equal to 100% of target annual bonus if designated as Tier 1 (75% for Tier 2 and 50% for Tier 3); and (2) full acceleration of vesting of any equity awards that are subject to vesting based solely on the passage of time. Vesting of any equity awards that contain unachieved performance conditions at the time of termination is not accelerated under the policy, except as otherwise determined by the Board in its sole discretion.

Compensation for Directors

In April 2023, in consultation with FW Cook, our Board of Directors approved a non-employee director compensation policy. Under the policy, each of our non-employee directors (other than Dr. Cui, who is not compensated by us for his service on our Board) receives an annual cash retainer of $40,000, and our Board Chair receives an additional annual cash retainer of $30,000. In addition, all non-employee directors who serve on one or more committees are eligible to receive the following cash committee fees:

Committee	Chair	Member

Audit	$15,000	$7,500
Compensation	12,000	6,000
Nominating and Corporate Governance	10,000	5,000

Other than the annual retainers and committee fees described above, non-employee directors are not entitled to receive any cash fees in connection with their service on our Board. Each non-employee director, other than Dr. Cui, holds a stock option for 366,744 shares of Class A Stock that was granted in May 2023 and will vest on the earlier of May 15, 2024 or the date of the Annual Meeting. Pursuant to the non-employee director compensation policy, at each annual stockholders’ meeting, each non-employee director whose service will continue after the annual meeting (other than Dr. Cui and any other non-employee director who declines the award) will be granted a stock option for a number of shares of Class A Stock having a grant date fair value of $385,000. These annual stock options will vest in full on the earlier of the one-year anniversary of the date of grant or the next stockholder annual meeting. New non-employee directors will receive an initial stock option grant for a number of shares of Class A Stock having a grant date fair value of $770,000. These initial grants will vest monthly over three years, provided the non-employee director continues to serve. We have a policy of reimbursing our directors for their reasonable out-of-pocket expenses in connection with attending Board of Directors and committee meetings.

Non-Employee Director Compensation

The following table sets forth information concerning the compensation earned by our non-employee directors during the fiscal year ended December 31, 2023:

	Fees Earned or
Name	Paid in Cash	Options Granted (1)	Total
Robert B. Bazemore, Jr.	$50,167	$392,434	$442,601
Kim Blickenstaff	$47,917	$392,434	$440,351
Kathryn E. Falberg	$55,333	$392,434	$447,767
W. Anthony Vernon	$56,250	$392,434	$448,684
Daniel G. Welch	$92,333	$392,434	$484,767

_______________________

(1) The amounts in this column reflect the aggregate grant date fair value of each option award granted during the fiscal year, computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 10 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

As of December 31, 2023, each of our current non-employee directors held options to purchase an aggregate of 792,047 shares of our Class A Stock, and Mr. Welch who held options to purchase an aggregate of 951,620 shares of our Class A Stock.

Clawback Policy

In 2023, we adopted our Incentive Compensation Recoupment Policy in compliance with requirements under the Dodd Frank Wall Street Reform and Consumer Protection Act and related NYSE listing rules.

Compensation Committee Interlocks and Insider Participation

As noted above, our compensation committee consists of Mr. Bazemore, Mr. Vernon and Mr. Welch. None of the members of our compensation committee has at any time during the past three years been one of our officers or employees. None of our executive officers currently serves or in the prior three years has served as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or compensation committee.

Anti-Hedging and Anti-Pledging Policy

The Board has adopted an insider trading policy for our directors, employees and consultants. Under this policy, all of our directors, employees and consultants are prohibited from engaging in short-sales, transactions in put or call options, hedging transactions, margin accounts, pledges, or other inherently speculative transactions with respect to the Company’s stock at any time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information as to the beneficial ownership of our common stock as of April 15, 2024, for:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•
each Named Executive Officer;
•
each of our directors; and
•
all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Common stock subject to options that are currently exercisable or exercisable within 60 days of April 15, 2024, are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Because Class B Stock is convertible into Class A Stock on a share-for-share basis, each beneficial owner of Class B Stock is deemed by the SEC to be a beneficial owner of the same number of shares of Class A Stock. Therefore, in indicating a person’s beneficial ownership of shares of Class A Stock in the table, it has been assumed that such person has converted into Class A Stock all shares of Class B Stock of which such person is a beneficial owner. For these reasons the table contains substantial duplications in the numbers of shares and percentages of Class A Stock and Class B Stock shown for Dr. Hung. Percentages of beneficial ownership of our common stock in the table is based on 245,729,474 shares of Class A Stock issued and outstanding on April 15, 2024 and 1,000,000 shares of Class B Stock issued and outstanding on April 15, 2024. Unless otherwise indicated, each of the persons and entities have sole voting and investment power with respect to the share beneficially owned by them, and the address of each of the individuals and entities named below is c/o Nuvation Bio Inc., 1500 Broadway, Suite 1401, New York, New York, 10036:

	Class A Stack					Class B Stack
			Number of				Number of
	Number of		Shares	Total		Number of	Shares	Total
	Shares		Exercisable	Shares		Shares	Exercisable	Shares
	Beneficially		Within	Beneficially	Percentage	Beneficially	Within	Beneficially	Percentage
Name of Beneficial Owner (1)	Owned (2)		60 Days (3)	Owned (4)	of Class (5)	Owned (2)	60 Days (3)	Owned (4)	of Class (5)
5% and Greater Holders:
David Hung, M.D.	59,281,054	(6)	2,085,642	61,366,696	25.0	1,000,000	—	1,000,000	100
Entities affiliated with FMR LLC (7)	26,130,659		—	26,130,659	10.6	—	—	—	—
Omega Fund V, L.P.(8)	15,072,340		—	15,072,340	6.1	—	—	—	—
Entities affiliated with Blackrock, Inc. (9)	12,882,429		—	12,882,429	5.2	—	—	—	—
Entities affiliated with EcoR1 Capital, LLC (10)	12,674,775		—	12,674,775	5.2	—	—	—	—
Directors and Named Executive Officers:
David Hung, M.D.	59,281,054	(6)	2,085,642	61,366,696	25.0	1,000,000	—	1,000,000	100
David Liu, M.D., Ph.D.	6,000		518,645	524,645	*	—	—	—	—
Gary Hattersley, Ph.D.	—		1,091,222	1,091,222	*	—	—	—	—
Min Cui, Ph.D.	6,172,344		—	6,172,344	2.5	—	—	—	—
Junyuan Jerry Wang, Ph.D.	1,929,747		874,968	2,804,715	1.1	—	—	—	—
Robert B. Bazemore, Jr.	5,000		779,918	784,918	*	—	—	—	—
Kim Blickenstaff	—		787,738	787,738	*	—	—	—	—
Kathryn E. Falberg	250,000		772,100	1,022,100	*	—	—	—	—
W. Anthony Vernon	304,100		787,738	1,091,838	*	—	—	—	—
Daniel G. Welch	—		931,406	931,406	*	—	—	—	—
Robert Mashal, M.D.	—		102,941	102,941	*	—	—	—	—
All company’s directors and executive officers as a group (15 individuals)	67,981,448		11,380,212	79,361,660	32.3	1,000,000	—	1,000,000	100

__________________________

* Represents less than one percent.

(1) Unless otherwise noted, the business address of each of the following entities or individuals is c/o Nuvation Bio Inc., 1500 Broadway, Suite 1401, New York, NY 10036.

(2) Represents the number of shares of our common stock owned directly or indirectly by each entity and person, and excludes shares underlying options held by our directors and officers, which are reported in the columns titled “Number of Shares Exercisable Within 60 Days”.

(3) Represents shares of our common stock subject to stock options that are or will become exercisable within 60 days of April 15, 2024.

(4) Equals the sum of the number of shares under the table columns titled “Number of Shares Beneficially Owned” and “Number of Shares Exercisable Within 60 Days”.

(5) The calculation of percentages is based upon 245,729,474 shares of Class A Stock issued and outstanding on April 15, 2024 and 1,000,000 shares of Class B Stock issued and outstanding on April 15, 2024, plus for each of the individuals listed above, the number of shares subject to stock options reflected in the column under the heading “Total Shares Beneficially Owned”.

(6) Interests shown include (i) 58,281,054 shares of Class A Stock and (ii) 1,000,000 shares of Class B Stock issuable upon conversion of Class A Stock.

(7) As reported on a Schedule 13G/A filed by FMR LLC and Abigail P. Johnson on February 9, 2024. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company LLC (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. The principal business address for each person and entity named in this footnote is 245 Summer Street, Boston, MA 02110.

(8) As reported on a Schedule 13D filed by Omega Fund V, L.P. (“Omega Fund”), Omega Fund V GP, L.P. (“Omega GP”), Omega Fund V GP Manager, Ltd. (“Omega Ltd”), Michelle Doig (“Doig”), Claudio Nessi (“Nessi”), Anne-Mari Paster (“Paster”), and Otello Stampacchia (“Stampacchia”) (together, the “Reporting Persons”) on February 13, 2023. Omega Ltd serves as the general partner of Omega GP, which serves as the general partner of Omega Fund; and each of Omega Ltd and Omega GP may be deemed to own beneficially the shares held by Omega Fund. Doig is a partner of Omega Fund and may be deemed to beneficially own the shares held by Omega Fund. Nessi, Paster, and Stampacchia are the directors of Omega Ltd and may be deemed to beneficially own the shares held by Omega Fund. The Reporting Persons may be deemed a “group” for purposes of Section 13 of the Exchange Act and expressly disclaim status as a “group” for purposes of this Schedule 13D. Each of Doig, Nessi, Paster, and Stampacchia expressly disclaims beneficial ownership of the securities reported herein, except to the extent of his or her pecuniary interest therein, if any. The principal business address for each person and entity named in this footnote is 888 Boylston Street, Suite 1111, Boston MA 02199.

(9) As reported on a Schedule 13G filed by BlackRock, Inc. (“BlackRock”), Aperio Group, LLC, BlackRock (Netherlands) B.V., BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Financial Management, Inc., BlackRock Institutional Trust Company, National Association, BlackRock Investment Management (UK) Limited, BlackRock Investment Management, LLC, BlackRock Japan Co., Ltd., BlackRock Life Limited, (together, the “Reporting Persons”) on January 29, 2024. The principal business address for each person and entity named in this footnote is 50 Hudson Yards, New York, NY 10001.

(10) As reported on a Form 4/A filed by EcoR1 Capital, LLC, EcoR1 Capital Fund, L.P., EcoR1 Capital Fund Qualified, L.P., EcoR1 Venture Opportunity Fund, LP and Biotech Opportunity GP, LLC (together, the “Reporting Persons”) on September 22, 2023. EcoR1 Capital Fund, L.P. (“Capital Fund”) and EcoR1 Capital Fund Qualified, L.P. (“Qualified Fund”) are private investment funds managed by EcoR1 Capital, LLC (“EcoR1”). EcoR1 is the investment adviser to Capital Fund, Qualified Fund and EcoR1 Venture Opportunity Fund, L.P. (“Venture Fund”). EcoR1 is the general partner of Capital Fund and Qualified Fund, and Biotech Opportunity GP, LLC (“Biotech”) is the general partner of Venture Fund. Mr. Nodelman is the manager and controlling owner of EcoR1 and Biotech. The funds hold these securities directly for the benefit of their investors. EcoR1 indirectly beneficially owns them as the investment adviser to the funds. Mr. Nodelman indirectly beneficially owns them as the control person of EcoR1. The Reporting Persons disclaim beneficial ownership of such securities except to the extent of their pecuniary interest therein. EcoR1 Panacea Holdings, LLC is managed by its managing members, Capital Fund, Qualified Fund and Venture Fund. Each of the Reporting Persons may be deemed a beneficial owner of shares held by EcoR1 Panacea Holdings, LLC, but each Reporting Person disclaims beneficial ownership of any such shares except to the extent of its respective pecuniary interest therein. The principal business address for each person and entity named in this footnote is 357 Tehama Street, Floor 3, San Francisco, CA 94103.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2023:

Number of
Securities Remaining
Available for Future
Issuance Under
	Number of Securities		Equity Compensation
	to be Issued Upon	Weighted-Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities Reflected
	Outstanding Options	Outstanding Options	in Column (a))
	(a)	(b)	(c)
Approved by Stockholders (1)	30,649,239	$3.86	53,183,065
Not Approved by Stockholders	—	—	—
	30,649,239	$3.86	53,183,065

______________________

(1) The number of shares remaining available for future issuance includes 43,992,595 shares available under our 2021 Equity Incentive Plan, or 2021 Plan, and 9,190,470 shares available under our 2021 Employee Stock Purchase Plan, or 2021 ESPP.

The number of shares of Class A Stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. The number of shares of Class A Stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031 by 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

The following is a description of transactions since January 1, 2022 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and Named Executive Officers are described under the section entitled “Executive Compensation.”

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

•
any breach of the director’s duty of loyalty to the corporation or its stockholders;
•
any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•
unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•
any transaction from which the director derived an improper personal benefit.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies, such as injunctive relief or rescission. Our amended and restated certificate of incorporation and our Bylaws provide that we are required to indemnify our directors to the fullest extent permitted by Delaware law. Our Bylaws also provide that, upon satisfaction of certain conditions, we shall advance expenses incurred by a director in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. Our amended and restated certificate of incorporation and Bylaws also provide our Board of Directors with discretion to indemnify our officers and employees when determined appropriate by the board. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and certain employees. With certain exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and Bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought and we are not aware of any threatened litigation that may result in claims for indemnification.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, or the Securities Act, may be permitted for directors, executive officers or persons controlling us, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Employment Arrangements

We have extended offer letters to our executive officers in connection with their employment as described in greater detail in the section titled “Executive Compensation.”

Policies and Procedures for Related Party Transactions

Our Board of Directors has adopted a written related-person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar or related transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

In addition, under our code of conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our legal department, or, if the employee is an executive officer, to our Board of Directors.

In considering related-person transactions, our audit committee (or other independent body of our Board of Directors) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated.

Board Independence

Under the listing standards of the NYSE, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s independence determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable NYSE listing standards: Robert B. Bazemore, Jr., Kim Blickenstaff, Min Cui, Ph.D., Kathryn E. Falberg, Robert Mashal, M.D., W. Anthony Vernon and Daniel G. Welch.

In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. In making those independence determinations, the Board took into account certain relationships and transactions that occurred in the ordinary course of business between the Company and entities with which some of its directors are or have been affiliated. The Board considered the following relationships and transactions that occurred during any 12-month period within the last three fiscal years and determined that they were not material direct or indirect relationships with the Company:

•
Dr. Hung and Mr. Vernon both currently serve on the board of directors of Novocure Ltd.

As provided in the Company’s Related-Person Transactions Policy, the Board considered that the aggregate dollar amount of the transactions during any 12-month period within the last three fiscal years did not exceed the greater of $1 million or 2% of the other company’s consolidated gross revenues and, therefore, was not regarded as compromising the director’s independence. Based on this review, the Board affirmatively determined that all of the directors nominated for election at the Annual Meeting are independent under the standards set forth in the Company’s Corporate Governance Guidelines and applicable NYSE listing standards.

Item 14. Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm Fees and Services

KPMG LLP was appointed as our independent registered accounting firm in February 2021. The following table sets forth the aggregate fees for professional services rendered by KPMG LLP to us for the fiscal years ended December 31, 2023 and December 31, 2022 (in thousands):

	Years Ended December 31,
	2023	2022
	(In thousands)
Audit Fees(1)	$587	$570
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total fees	$587	$570

_____________________

(1) The Audit fees consist of professional services rendered in connection with the audit of our annual financial statements, and review of interim financial statements. This category also includes professional services rendered in connection with our Form S-8 registration statement, including delivery of a consent and review of documents filed with the SEC.

All fees incurred were pre-approved by our audit committee.

Pre-Approval Policies and Procedures

Our audit committee has adopted a policy and procedures for the pre-approval of all audit and non-audit services to be rendered by our independent registered public accounting firm, KPMG LLP. During the fiscal year ended December 31, 2023, the audit committee pre-approved all audit and non-audit services performed by KPMG LLP. Under the policy, the audit committee generally pre-approves specified services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of our independent registered public accounting firm or on a case-by-case basis for specific tasks before an engagement.

The audit committee has determined that the rendering of services other than audit services by KPMG LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3. Exhibits

We hereby file or incorporate by reference as part of this Amendment on Form 10-K the exhibits listed in the attached Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated October 20, 2020	S-4/A	333-250036	2.1	January 8, 2021

2.2	Agreement and Plan of Merger and Reorganization, dated March 24, 2024, by and among Nuvation Bio Inc., AnHeart Therapeutics Ltd., Artemis Merger Sub I, Ltd. and Artemis Merger Sub II, Ltd.	8-K	001-39351	2.1	March 25, 2024

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39351	3.1	February 12, 2021

3.2	Amended and Restated Bylaws	8-K	001-39351	3.2	February 12, 2021

3.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock	8-K	001-39351	3.1	March 25, 2024

4.1	Specimen Class A Common Stock Certificate	S-4/A	333-250036	4.4	January 8, 2021

4.2	Specimen Warrant Certificate	S-1/A	333-239138	4.4	June 23, 2020

4.3	Warrant Agreement, dated June 30, 2020, between Continental Stock Transfer & Trust Company and the Registrant	S-1/A	333-239138	4.4	June 23, 2020

4.4	Description of Securities	10-K	001-39351	4.4	March 11, 2021

10.1	Form of PIPE Subscription Agreements	8-K	001-39351	10.1	October 21, 2020

10.2	Forward Purchase Agreement, dated June 30, 2020, between Registrant, EcoR1 Panacea Holdings, LLC, EcoR1 Capital Fund, L.P., EcoR1 Capital Fund Qualified, L.P. and EcoR1 Venture Opportunity Fund, L.P.	8-K	000-39315	10.7	July 6, 2020

10.3#	2021 Equity Incentive Plan	8-K	001-39351	10.3	February 12, 2021

10.4#	Forms of Option Grant Notice and Option Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.4	February 12, 2021

10.5#	Forms of RSU Award Grant Notice and Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.5	February 12, 2021

10.6#	2021 Employee Stock Purchase Plan	8-K	001-39351	10.6	February 12, 2021

10.7#	2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.13	November 12, 2020

10.8#	Forms of Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.14	November 12, 2020

10.9#	Form of Indemnification Agreement	S-4/A	333-250036	10.8	January 19, 2021

10.10#	Severance and Change in Control Plan	S-4/A	333-250036	10.12	January 8, 2021

10.11	Amended and Restated Registration Rights Agreement, dated February 10, 2021, by and among the Registrant, the EcoR1 Panacea	8-K	001-39351	10.12	February 12, 2021

	Holdings, LLC, Cowen Investments and certain other stockholders of the Registrant party thereto

10.12	Letter Agreement, dated June 30, 2020, by and among the Registrant, EcoR1 Panacea Holdings, LLC, Cowen Investments, and the Registrant’s officers and directors	8-K	001-39351	10.1	July 6, 2020

10.13	Agreement of Lease by and between Zapco 1500 Investment, L.P. and Legacy Nuvation Bio, dated June 30, 2019	S-4/A	333-250036	10.17	December 18, 2020

10.14†	Asset Acquisition Agreement by and between RePharmation Inc., GIRAFPHARMA LLC and David Hung, dated January 21, 2019	S-4/A	333-250036	10.19	December 18, 2020

10.15	Stock Restriction Agreement by and between the Legacy Nuvation Bio and David Hung, dated June 17, 2019	S-4	333-250036	10.21	November 12, 2020

10.16	Form of Lock-Up Agreement	8-K	001-39351	10.6	October 21, 2020

10.17#*	Employment Agreement by and between Legacy Nuvation Bio and David Hung, dated February 11, 2019

10.18#*	Employment Letter Agreement by and between Legacy Nuvation Bio and Gary Hattersley, dated June 28, 2019

10.19#*	Employment Letter Agreement by and between Nuvation Bio Inc. and David Liu, dated April 30, 2022

10.20#*	AnBio Therapeutics Ltd 2021 Equity Incentive Plan

10.21#*	Forms of Option Grant Notice and Option Agreement under the AnBio Therapeutics Ltd 2021 Equity Incentive Plan

10.22#*	Forms of RSU Award Grant Notice and Agreement under the AnBio Therapeutics Ltd 2021 Equity Incentive Plan

10.23	Form of Voting Agreement, by and among Nuvation Bio Inc., AnHeart Therapeutics Ltd. and certain shareholders of AnHeart Therapeutics Ltd.	8-K	001-39351	10.1	March 25, 2024

10.24	Form of Voting Agreement, by and among Nuvation Bio Inc., AnHeart Therapeutics Ltd. and David Hung.	8-K	001-39351	10.2	March 25, 2024

10.25	Form of Lock-Up Agreement, by and among Nuvation Bio Inc., AnHeart Therapeutics Ltd. and certain shareholders of AnHeart Therapeutics Ltd.	8-K	001-39351	10.3	March 25, 2024

10.26	Amended and Restated Warrant Agreement, dated April 9, 2024, by and among Nuvation Bio Inc. and Continental Stock Transfer & Trust Company.	8-K	001-39351	10.1	April 10, 2024

10.27*	Letter Agreement by and between David Hung, M.D. and Junyuan Jerry Wang, Ph.D., dated March 24, 2024

14.1	Code of Business Conduct and Ethics	8-K	001-39351	14.1	February 12, 2021

19.1	Insider Trading Policy	10-K	001-39351	19.1	February 29, 2024

16.1	Letter from Withum	8-K	001-39351	16.1	February 12, 2021

21.1	List of Subsidiaries	8-K	001-39351	21.1	February 12, 2021

23.1	Consent of KPMG LLP, independent registered public accounting firm	10-K	001-39351	23.1	February 29, 2024
					y
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39351	31.1	February 29, 2024

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39351	31.2	February 29, 2024

31.3*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39351	32.1	February 29, 2024

32.2*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Recoupment Policy	10-K	001-39351	97.1	February 29, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

NUVATION BIO INC.

Date: April 26, 2024	By:	/s/ David Hung, M.D.
David Hung, M.D.
President and Chief Executive Officer