Form 10-Q
period 2024-03-31
Nuvation Bio Inc.
filed 2024-05-14
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 247,170,648 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,510	$42,649
Prepaid expenses and other current assets	6,796	1,519
Marketable securities	562,466	568,564
Interest receivable on marketable securities	4,283	3,702
Total current assets	608,055	616,434
Property and equipment, net	686	717
Lease security deposit	141	141
Operating lease right-of-use assets	3,168	3,605
Other non-current assets	1,075	587
Total assets	$613,125	$621,484
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,436	$2,209
Current operating lease liabilities	2,023	1,972
Accrued expenses	11,303	9,793
Total current liabilities	15,762	13,974
Warrant liability	1,812	353
Non-current operating lease liabilities	1,509	2,035
Total liabilities	19,083	16,362
Commitments and contingencies (Note 9)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of March 31, 2024 and December 31, 2023. 219,083,219 (Class A 218,083,219, Class B 1,000,000) and 219,046,219 (Class A 218,046,219, Class B 1,000,000) shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	952,807	947,745
Accumulated deficit	(357,596)	(342,804)
Accumulated other comprehensive loss	(1,169)	181
Total stockholders’ equity	594,042	605,122
Total liabilities and stockholders’ equity	$613,125	$621,484

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$12,842	$18,787
General and administrative	7,357	7,734
Total operating expenses	20,199	26,521
Loss from operations	(20,199)	(26,521)
Other income (expense):
Interest income	7,130	4,979
Investment advisory fees	(265)	(230)
Change in fair value of warrant liability	(1,459)	142
Net gain (loss) on marketable securities	1	(96)
Total other income (expense), net	5,407	4,795
Loss before income taxes	(14,792)	(21,726)
Provision for income taxes	—	—
Net loss	$(14,792)	$(21,726)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.10)
Weighted average common shares outstanding, basic and diluted	219,048	218,741
Comprehensive loss:
Net loss	$(14,792)	$(21,726)
Other comprehensive loss, net of taxes:
Unrealized (loss) gain on available-for-sale securities, net	(1,350)	2,588
Comprehensive loss	$(16,142)	$(19,138)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited, In thousands, except share data)

For the Three Months Ended March 31, 2024 and 2023

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2023	218,046,219	1,000,000	$947,745	$(342,804)	$181	$605,122
Exercise of stock options	37,000	—	21	—	—	21
Stock-based compensation	—	—	5,041	—	—	5,041
Net loss	—	—	—	(14,792)	—	(14,792)
Other comprehensive loss	—	—	—	—	(1,350)	(1,350)
Balance, March 31, 2024	218,083,219	1,000,000	$952,807	$(357,596)	$(1,169)	$594,042

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Loss	Equity

Balance, December 31, 2022	217,632,699	1,000,000	$927,604	$(267,002)	$(5,526)	$655,076
Exercise of stock options	171,023	—	298	—	—	298
Stock-based compensation	—	—	4,837	—	—	4,837
Net loss	—	—	—	(21,726)	—	(21,726)
Other comprehensive income	—	—	—	—	2,588	2,588
Balance, March 31, 2023	217,803,722	1,000,000	$932,739	$(288,728)	$(2,938)	$641,073

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, In thousands)

For the Three Months Ended March 31,	2024	2023
Cash flows from operating activities:
Net loss	$(14,792)	$(21,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,041	4,837
Depreciation and amortization	58	56
Non-cash lease expense	(38)	(17)
Change in fair value of warrant liability	1,459	(142)
Net amortization on marketable securities	(2,820)	(2,147)
Net (gain) loss on marketable securities	(1)	96
Net loss on disposal of property and equipment	—	12
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(5,277)	137
Interest receivable on marketable securities	(581)	212
Other non-current assets	(488)	—
Accounts payable	227	806
Accrued expenses	1,510	(1,454)
Net cash used in operating activities	(15,702)	(19,330)
Cash flow from investing activities:
Purchases of marketable securities	(128,409)	(236,967)
Proceeds from sale of marketable securities	135,978	184,983
Purchases of property and equipment	(27)	(12)
Net cash provided by (used in) investing activities	7,542	(51,996)
Cash flow from financing activities:
Proceeds from exercises of options	21	298
Net cash provided by financing activities	21	298
Net decrease in cash and cash equivalents	(8,139)	(71,028)
Cash and cash equivalents, beginning of the period	42,649	101,099
Cash and cash equivalents, end of the period	$34,510	$30,071

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations

Nuvation Bio Inc. and subsidiaries (“Nuvation Bio”), a Delaware corporation, is a biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel therapeutic candidates. Nuvation Bio was incorporated on March 20, 2018 (inception date) and has offices in New York, San Francisco, Beijing, Guangzhou, Hangzhou, Shanghai and Yantai.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023 and the cash flows for the three months ended March 31, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2023, which are included in the Company’s 10-K filed with the SEC on February 29, 2024.

Liquidity

As of March 31, 2024, the Company has an accumulated deficit of approximately $357.6 million and net cash used in operating activities was approximately $15.7 million for the three months ended March 31, 2024. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of March 31, 2024, the Company had cash, cash equivalents, and marketable securities of $597.0 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

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

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of March 31, 2024, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

Interest income includes amortization and accretion of purchase premium and discount. Premiums and discounts on debt securities are amortized on the effective-interest method. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Exposure to cash and cash equivalents credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. Marketable securities consist primarily of government and corporate bonds, municipal securities and exchange traded funds with fixed interest rates. Exposure to credit risk of marketable securities is reduced by maintaining a diverse portfolio and monitoring their credit ratings.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment assessment may be performed on the recoverability of the carrying amounts. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The incremental borrowing rate is reevaluated upon a lease modification. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. The Company considered information available at the adoption date of Topic 842 to determine the incremental borrowing rate for leases in existence as of this date. The incremental borrowing rate used was the weighted average rate between secured and unsecured lending arrangements. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Variable payments included in the lease agreement are expensed as incurred. Lease expense is recognized on a straight-line basis over the lease term.

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

The following table presents information about the Company’s marketable securities as of March 31, 2024 and December 31, 2023 and the Warrant liability as of March 31, 2024 and December 31, 2023, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Nuvation public warrant pricing, Nuvation’s own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	March 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$14,575	$14,575	$—	$—
U.S. government and government agency securities	8,191	—	8,191	—
	22,766	14,575	8,191	—
Marketable securities:
Certificate of deposits	17,097	—	17,097	—
Commercial paper	28,216	—	28,216	—
U.S. government and government agency securities	436,691	—	436,691	—
Corporate bonds	80,462	—	80,462	—
	562,466	—	562,466	—
Total financial assets:	$585,232	$14,575	$570,657	$—

Financial liabilities:
Warrants	$1,812	$1,701	$—	$111

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$20,574	$20,574	$—	$—
U.S. government and government agency securities	4,988	—	4,988	—
Corporate bonds	947	—	947	—
	26,509	20,574	5,935	—
Marketable securities:
Certificate of deposits	10,176	—	10,176	—
Commercial paper	23,628	—	23,628	—
U.S. government and government agency securities	453,175	—	453,175	—
Corporate bonds	81,585	—	81,585	—
	568,564	—	568,564	—
Total financial assets:	$595,073	$20,574	$574,499	$—

Financial liabilities:
Warrants	$353	$338	$—	$15

Marketable securities consist primarily of U.S. government and government agency, certificate of deposits, commercial paper, corporate bond and municipal securities ("Debt Securities"). Based on the Company’s intentions regarding its marketable securities, all Debt Securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security. The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$14,575	$—	$—	$14,575
U.S. government and government agency securities	8,191	—	—	8,191
	22,766	—	—	22,766
Marketable securities:
Certificate of deposits	17,095	6	(4)	17,097
Commercial paper	28,238	5	(27)	28,216
U.S. government and government agency securities	437,674	160	(1,143)	436,691
Corporate bonds	80,628	45	(211)	80,462
	563,635	216	(1,385)	562,466
	$586,401	$216	$(1,385)	$585,232

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$20,574	$—	$—	$20,574
U.S. government and government agency securities	4,987	1	—	4,988
Corporate bonds	947	—	—	947
	26,508	1	—	26,509
Marketable securities:
Certificate of deposits	10,171	7	(2)	10,176
Commercial paper	23,609	22	(3)	23,628
U.S. government and government agency securities	452,813	1,095	(733)	453,175
Corporate bonds	81,791	68	(274)	81,585
	568,384	1,192	(1,012)	568,564
	$594,892	$1,193	$(1,012)	$595,073

For the three months ended March 31, 2024 and 2023, there was no unrealized gains or losses on equity securities. The activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$1	$—
Realized losses from sales of available-for-sale securities	—	(96)
Total losses on marketable securities	$1	$(96)

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$9,863	$(4)	$—	$—	$9,863	$(4)
Commercial paper	23,247	(27)	—	—	23,247	(27)
U.S. government and government agency securities	287,141	(1,097)	6,322	(46)	293,463	(1,143)
Corporate bonds	33,790	(51)	23,385	(160)	57,175	(211)
	$354,041	$(1,179)	$29,707	$(206)	$383,748	$(1,385)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$5,693	$(2)	$—	$—	$5,693	$(2)
Commercial paper	9,101	(3)	—	—	9,101	(3)
U.S. government and government agency securities	199,552	(694)	24,761	(38)	224,313	(732)
Corporate bonds	21,844	(28)	26,484	(246)	48,328	(274)
	$236,190	$(727)	$51,245	$(284)	$287,435	$(1,011)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses on certain of the Company's marketable securities are due to general market factors. The Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors during the three months ended March 31, 2024. As of March 31, 2024, the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

Maturity information based on fair value is as follows as of March 31, 2024:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$16,472	$625	$17,097
Commercial paper	28,216	—	28,216
U.S. government and government agency securities	258,059	178,632	436,691
Corporate bonds	56,196	24,266	80,462
	$358,943	$203,523	$562,466

4. Leases

Our principal executive office is located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, with an option for the Company to extend the lease for an additional five years which is not reasonably assured of exercise. We also occupy approximately 25,139 square feet of office space in San Francisco, California, under a lease that terminates in 2025 and a total of approximately 1,582 square meters of office space in the People’s Republic of China, in the cities of Beijing, Guangzhou, Hangzhou, Shanghai and Yantai, under leases that terminate in 2024 through 2026.

Operating lease expense was $0.5 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Expense related to variable leases was not significant for the three months ended March 31, 2024 and 2023. Operating cash flows for the three months ended March 31, 2024 and 2023 included $0.5 million and $0.3 million for operating leases, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of March 31, 2024.

March 31, 2024
(In thousands)
2024 (remaining 9 months)	$1,634
2025	1,416
2026	629
2027 and thereafter	81
Total undiscounted lease payments	3,760
Less: imputed interest	(228)
Total operating lease liabilities	$3,532

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 6.85%. The Company's weighted average remaining lease term was 2.0 years as of March 31, 2024.

5. Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of Class A and Class B common stock outstanding. Diluted loss per share reflects the potential dilution that could occur if the stock options to issue common stock were exercised. The Company had a net loss in all periods presented thus the dilutive net loss per common share is the same as the basic net loss per common share as the effect of any options or conversions is anti-dilutive.

The earnings per share amounts are the same for the different classes of common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or liquidation.

The following securities outstanding at March 31, 2024 and 2023 have been excluded from the calculation of weighted average shares outstanding:

	Three Months Ended March 31,
	2024	2023
Warrants	5,787,462	5,787,462
Class A common stock options	38,224,240	30,905,880

6. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2024 and 2023, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2024	2023
Balance at beginning of period	$181	$(5,526)
Unrealized (loss) gain	(1,349)	2,492
Amount reclassified for realized (gain) loss on marketable securities	(1)	96
Balance at end of period	$(1,169)	$(2,938)

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

The stock-based compensation expense included in the Company’s condensed statement of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,292	$2,012
General and administrative	2,749	2,825
	$5,041	$4,837

The following table summarizes stock option activity under the 2019 Plan and the 2021 Plan for the three months ended March 31, 2024.

Shares
Outstanding at December 31, 2023	30,649,239
Granted	8,736,679
Exercised	(37,000)
Forfeited	(1,124,678)
Outstanding at March 31, 2024	38,224,240
Exercisable at March 31, 2024	11,877,245

The weighted average exercise price of all outstanding options as of March 31, 2024 was $3.38 per share.

8. Warrants

Following the Merger, there were 5,787,472 warrants to purchase common stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of our Class A common stock. At March 31, 2024, there were an aggregate of 5,787,462 warrants outstanding.

The Company concluded that the Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 3). The change in fair value resulted in a loss of $1.5 million during the three months ended March 31, 2024.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2024.

The following table provides quantitative assumptions regarding Level 3 fair value measurements:

	March 31, 2024	December 31, 2023
Stock price	$3.64	$1.51
Strike price	$11.50	$11.50
Term (in years)	1.9	2.1
Volatility	87.6%	82.7%
Risk-free rate	4.5%	4.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding warrants (in thousands):

March 31, 2024
Public Warrants	$1,449
Private Placement Warrants	111
Forward Purchase Warrants	252
Total	$1,812

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the three months ended March 31, 2024 (in thousands):

Three Months Ended
March 31, 2024
Beginning balance	$15
Change in fair value of Private Warrants liability recognized in earnings	96
Ending balance	$111

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

10. Subsequent Event

On April 9, 2024, the Company completed its previously announced acquisition (the “Acquisition”) of AnHeart Therapeutics Ltd., an exempted company incorporated under the laws of the Cayman Islands (“AnHeart”), pursuant to that certain Agreement and Plan of Merger (the "AnHeart Merger Agreement"), by and among the Company, AnHeart, Artemis Merger Sub I, Ltd., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company, and Artemis Merger Sub II, Ltd., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company.

Pursuant to the terms of the AnHeart Merger Agreement, at the effective time of the First Merger (as defined in the AnHeart Merger Agreement) (the “First Effective Time”), the Company issued to AnHeart securityholders (i) approximately 27,646,255 shares of Class A Common Stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), (ii) 851,202 shares of Series A Non-Voting Convertible Preferred Stock of the Company, par value $0.0001 per share (the “Convertible Preferred Stock”), and (iii) warrants collectively exercisable for approximately 2,893,731 shares of Class A Common Stock at an exercise price of $11.50 per share (the “Consideration Warrants”). The Company also reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance upon exercise of Assumed Options or settlement of Assumed RSUs (as such terms are defined below). The shares of Convertible Preferred Stock are automatically convertible into an aggregate of approximately 85,120,200 shares of Class A Common Stock upon the approval of such conversion by the Company’s stockholders in accordance with the rules of the New York Stock Exchange. The Consideration Warrants are restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding publicly traded warrants.

The Acquisition adds taletrectinib, a next-generation, potentially best-in-class ROS1 inhibitor with Breakthrough Therapy Designations currently completing two pivotal studies for the treatment of patients with ROS1-positive non-small cell lung cancer. The Acquisition also adds safusidenib, a potentially best-in-class mutant IDH1 inhibitor currently being evaluated in a global Phase 2 study of patients with grades 2 and 3 IDH1-mutant glioma.

The transaction is anticipated to be accounted for as an asset acquisition.

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

Overview

We are a late-stage, global biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel therapeutic candidates. We were founded in 2018 by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016. We leverage our team’s extensive expertise in medicinal chemistry, preclinical development, drug development, and business development to pursue oncology targets validated by strong clinical or preclinical data and develop novel small molecules that improve the activity and overcome the liabilities of currently marketed drugs.

As a result of our April 2024 acquisition of AnHeart Therapeutics Ltd. ("AnHeart"), our most advanced clinical stage product candidate, taletrectinib, is an oral, potent, central nervous system-active, selective, next-generation ROS1 inhibitor specifically designed for the treatment of patients with advanced ROS1-positive non-small cell lung cancer ("NSCLC"). Taletrectinib is being evaluated for the treatment of patients with advanced ROS1-positive NSCLC in two Phase 2 single-arm pivotal studies: TRUST-I in China, and TRUST-II, a global study. Taletrectinib has been granted Breakthrough Therapy Designations by both the U.S. Food and Drug Administration ("FDA") and China’s National Medical Products Administration ("NMPA") for the treatment of patients with advanced or metastatic ROS1-positive NSCLC. Based on results of the TRUST-I clinical study, China’s NMPA has accepted and granted Priority Review Designations to New Drug Applications for taletrectinib for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC who either have or have not previously been treated with ROS1 tyrosine kinase inhibitors ("TKIs"). Worldwide development and commercial rights to taletrectinib have been in-licensed from Daiichi Sankyo. Commercial rights to taletrectinib have been out-licensed in China, Japan, and Korea.

In addition to taletrectinib, our pipeline includes differentiated, novel oncology therapeutic candidates that have been generated from our proprietary drug discovery and development programs or acquired through business development activities:

•
Safusidenib, a novel, oral, potent, targeted inhibitor of mutant IDH1, ("mIDH1"), which is being evaluated in a global Phase 2 study for the treatment of patients with grades 2 and 3 IDH1-mutant glioma
•
NUV-868, a BD2-selective, oral, small molecule bromodomain and extra-terminal ("BET") inhibitor that inhibits BRD4, which is being evaluated in a Phase 1b dose escalation study in combination with olaparib for the treatment of patients with ovarian cancer, pancreatic cancer, metastatic castration-resistant prostate cancer ("mCRPC"), triple negative breast cancer, and other solid tumors, and in combination with enzalutamide for the treatment of patients with mCRPC
•
NUV-1511, our first clinical-stage drug-drug conjugate ("DDC"), which is being evaluated in a Phase 1/2 study for the treatment of patients with advanced solid tumors who previously received and progressed on or after treatment with Enhertu® and/or Trodelvy® per approved U.S. FDA labeling, human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer, mCRPC, advanced pancreatic cancer, and platinum-resistant ovarian cancer ("PROC")

Recent Developments

In January 2024, we announced that the FDA cleared an Investigational New Drug (“IND”) application for NUV-1511, the first clinical candidate from our DDC platform.

On April 9, 2024, we completed the previously announced acquisition of AnHeart.

Financial Overview

Since our inception in 2018, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies, clinical trials, establishing and maintaining our intellectual property portfolio, developing our manufacturing network and managing the manufacture of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. We have not recorded revenue from product sales or collaboration activities, or any other source. We have funded our operations to date primarily from the issuance and sale of our common and preferred stock, including through the Merger and a Private Investment in Public Equity ("PIPE") financing in connection with the Merger.

We have incurred net losses in each year since inception. As of March 31, 2024, we had an accumulated deficit of $361.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations

Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Increase /
	2024	2023	(Decrease)
	(In thousands)
Operating expenses:
Research and development	$12,842	$18,787	$(5,945)
General and administrative	7,357	7,734	(377)
Total operating expenses	20,199	26,521	(6,322)
Loss from operations	(20,199)	(26,521)	6,322
Other income (expense), net	5,407	4,795	612
Net loss	$(14,792)	$(21,726)	$6,934

Research and Development Expenses

Research and development expenses decreased by $6.0 million for the three months ended March 31, 2024 compared to 2023. The decrease was primarily due to a $6.7 million decrease in third-party costs related to research services and drug manufacturing as a result of completing the Phase 1 monotherapy study of NUV-868 offset by $0.7 increase in personnel-related costs driven by stock-based compensation and other benefits.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million for the three months ended March 31, 2024, compared to 2023. The decrease was due to a $0.5 million decrease in professional fees, $0.4 million decrease in insurance and a $0.2 million decrease in personnel-related costs offset by a $0.4 million increase in legal fees, $0.2 million increase in occupancy expense and a $0.1 million increase in miscellaneous expense.

Other Income (Expense), Net

Other income (expense), net increased by $0.6 million for the three months ended March 31, 2024 compared to 2023 primarily related to interest income from investments increase of $2.1 million in 2024 primarily because of higher treasury yield in 2024 compared to 2023 and a decrease of net loss of $0.1 million was primarily due to sale of U.S. Treasuries at losses in 2023 offset by a $1.6 million increase in the change of fair value of warrant compared to prior year.

Liquidity, Capital Resources and Plan of Operations

From inception through March 31, 2024, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock. As of March 31, 2024, we had $597.0 million in cash, cash equivalents and marketable securities and an accumulated deficit of $357.6 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash used in operating activities	$(15,702)	$(19,330)
Cash provided by (used in) investing activities	7,542	(51,996)
Cash provided by financing activities	21	298
Net decrease in cash and cash equivalents	(8,139)	(71,028)

Operating Activities

In 2024, cash used in operating activities of $15.7 million was attributable to a net loss of $14.8 million, a net change of $4.6 million in our net operating assets and liabilities offset by non-cash charges of $3.7 million. The change in operating assets and liabilities was primarily due to a $5.3 million increase in prepaid expenses and other current assets, $0.6 million increase in interest receivable on marketable securities, $0.5 million increase in other non-current assets offset by $1.5 increase in accrued expenses and $0.3 million increase in accounts payable. The non-cash charges consisted primarily of stock-based compensation of $5.0 million and changes in fair value of warrant liability of $1.5 million offset by amortization of premium on marketable securities of $2.8 million.

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

Investing Activities

In 2024, cash provided by investing activities of $7.5 million was related to the purchase of marketable securities of $128.5 million offset by $136.0 million of proceeds from the sale of marketable securities.

In 2023, cash used in for investing activities of $52.0 million was related to the purchase of marketable securities of $237.0 million offset by $185.0 million of proceeds from the sale of marketable securities.

Financing Activities

In 2024, cash provided by financing activities of $21 thousand was related to the proceeds from exercise of options.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the three months ended March 31, 2024 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $597.0 million as of March 31, 2024, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

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
•
Following our recent acquisition of AnHeart, we may have difficulty integrating AnHeart’s business, operations and employees, including those based in China. This may cause disruption to ongoing business, divert the attention of management, and the process of combining the companies may cost more and take longer than originally anticipated.
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
•
We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of taletrectinib, safusidenib, NUV-868, NUV-1511 and our other current and future product candidates.

•
If we are not able to maintain existing collaborations or establish new collaborations, we may have to alter some of our future development and commercialization plans.
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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $104.2 million and $75.8 million in 2022 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $357.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses and when, or if, we will be able to achieve profitability. Our expenses could increase and profitability could be further delayed if we decide to or are required by the FDA or other comparable foreign regulatory authorities such as the European Medicines Agency (“EMA”), the U.K. Medicines & Healthcare Products Regulatory Agency (the “MHRA”), or the National Medical Product Administration of China (the “NMPA”), to perform studies or trials in addition to those currently expected, or if there are any delays in the development or completion of any current or future preclinical studies or clinical trials of our current and future product candidates. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing our current and future product candidates.

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

As of March 31, 2024, we had $597.0 million in cash and investments, and an accumulated deficit of $357.6 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

In addition, our tax obligations and effective tax rate could increase, including as a result of the base erosion and profit shifting (“BEPS”) project that is being led by the Organization for Economic Co-operation and Development (“OECD”), and other initiatives led by the OECD. For example, the OECD is leading work on proposals, commonly referred to as “BEPS 2.0”, which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as “Pillar One”) and imposing a minimum effective corporate tax rate on certain multinational enterprises (referred to as “Pillar Two”). A number of countries have enacted with effect from January 1, 2024, or are in the process of enacting, core elements of the Pillar Two rules. We are monitoring developments and evaluating the potential impacts of these new rules on our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

As of December 31, 2023, we had federal and state net operating loss (“NOL”) carryforwards of $95.2 million and $140.3 million, respectively. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year.

Separately, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. The completion of the 2021 merger of Nuvation Bio Inc. and Panacea Acquisition Corp., together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. We have not completed a Section 382 analysis, and therefore, there can be no assurances that our NOLs are not already limited.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We have invested substantially all of our efforts in developing and identifying potential product candidates and conducting preclinical and clinical studies. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of taletrectinib, safusidenib, NUV-868 and NUV-1511. We cannot be certain that any of these or any other product candidates will receive regulatory approval or will be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of product candidates is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies or clinical trials. For example, based on our preclinical or clinical experience since February 2022, we have discontinued or deprioritized three of the five programs, including the lead program, that we were pursuing at that time. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:

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

In addition, the clinical trial requirements of the FDA, the European Commission, competent authorities of EU Member States, the MHRA, the NMPA and other comparable regulatory authorities and the criteria regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.

Our approach to the discovery and development of product candidates based on our DDC platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.

The success of our business depends in part upon our ability to identify, develop and commercialize products based on our proprietary Drug-Drug Conjugate (“DDC”) platform, which leverages a novel and unproven therapeutic approach within the drug-conjugate class of anti-cancer therapies. While our first DDC clinical product candidate, NUV-1511, is in a Phase 1 dose escalation trial that began in the first quarter of 2024, we have not yet demonstrated safety or efficacy for NUV-1511 or any other DDC product candidate. Our research methodology and novel approach to oncology using our DDC platform may be unsuccessful in identifying additional product candidates, and any product candidates based on our technology may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. In addition, adverse developments with respect to one of our DDC platform-based programs may have a significant adverse impact on the actual or perceived likelihood of success and value of similar programs.

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

•
be delayed or unsuccessful in obtaining marketing approval;
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

If we or third parties are unable to successfully develop companion diagnostics for taletrectinib, safusidenib, or any of our other product candidates that are targeted therapies, or if we experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of such product candidates.

A key part of our development strategy for taletrectinib, safusidenib, and any of our other product candidates that are targeted therapies, is to identify subsets of patients with specific types of tumors that express specific genetic markers. Identification of these patients may require the development and use of companion diagnostics. The FDA generally will require either approval or clearance of the diagnostic at the same time the FDA approves the therapeutic product, or as a post-marketing commitment at the time of the therapeutic product's approval. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval prior to commercialization of the associated product candidate. If we or third parties are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so:

•
the development of these product candidates may be delayed because it may be difficult to identify patients for enrollment in our clinical trials in a timely manner;
•
these product candidates may not receive marketing approval if their safe and effective use depends on a companion diagnostic; and
•
we may not realize the full commercial potential of these product candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify patients or types of tumors with the specific genetic alterations targeted by these product candidates.

Even if our product candidates and any associated companion diagnostics are approved for marketing, the need for companion diagnostics may slow or limit adoption of our product candidates. Although we believe genetic testing is becoming more prevalent in the diagnosis and treatment of cancer, our product candidates may be perceived negatively compared to alternative treatments that do not require the use of companion diagnostics, due to either the additional cost of the companion diagnostic or the need to complete additional procedures to identify genetic markers prior to administering our product candidates.

If any of these events were to occur, our business and growth prospects would be harmed, possibly materially.

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

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we receive Fast Track designation for any of our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA approval timelines, and the FDA may still decline to approve such product candidates. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason. Similarly, the FDA’s other expedited drug development programs (e.g., Breakthrough Therapy, Accelerated Approval, Priority Review) do not guarantee a product candidate’s faster regulatory review or regulatory approval. Although taletrectinib has been granted Breakthrough Therapy Designations by both the FDA and China’s NMPA for the treatment of advanced or metastatic ROS1-positive NSCLC, such designations may be rescinded and may not lead to faster regulatory review or regulatory approval. The EMA has a similar program called PRIME.

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

If taletrectinib, safusidenib, NUV-868, NUV-1511 and our other current and future product candidates receive marketing approval, whether as a single agent or in combination with other therapies, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may never become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•
the ability of our product candidates to treat cancer, as compared with other available drugs, treatments or therapies;
•
the prevalence and severity of any adverse side effects associated with our product candidates;
•
limitations or warnings contained in the labeling approved for our product candidates by the FDA or comparable foreign regulatory authorities;
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

The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

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

We and our CROs and other vendors are required to comply with cGMP, GCP, and good laboratory practice (“GLP”), which are regulations and guidelines enforced by the FDA, the competent authorities of EU Member States and any comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators, clinical trial sites and other contractors. Although we will rely on CROs to conduct any current or planned GLP-compliant preclinical studies and GCP-compliant clinical trials and has limited influence over their actual performance, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with our investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, European Commission, MHRA, NMPA or any other comparable foreign regulatory authority may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that all of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, the competent authorities of EU Member States, the MHRA, the NMPA or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, the competent authorities of EU Member States, the MHRA, the NMPA or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. This may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of taletrectinib, safusidenib, NUV-868, NUV-1511 and our other current and future product candidates.

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
•
reliance on a limited number of sources, and in some cases, single sources for components, such that if we are unable to secure a sufficient supply of these drug components, we will be unable to manufacture and sell our product candidates in a timely fashion, in sufficient quantities or under acceptable terms;
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

As we prepare for later-stage clinical trials and potential commercialization, we will need to take steps to increase the scale of production of our product candidates, which may include transferring production to new third-party suppliers or manufacturers. In order to conduct larger or late-stage clinical trials for our product candidates and supply sufficient commercial quantities of the resulting drug product and our components, if that product candidate is approved for sale, our CMOs and suppliers will need to produce our product candidates in larger quantities, more cost effectively and, in certain cases, at higher yields than they currently achieve. These third-party contractors may not be able to successfully increase the manufacturing capacity for any such product candidates in a timely or cost-effective manner or at all. Significant scale up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and which the FDA and comparable foreign regulatory authorities must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the APIs or the finished product. If our third-party CMOs are unable to successfully scale up the manufacture of any of our product candidates in sufficient quality and quantity and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and we are unable to successfully transfer the processes on a timely basis, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, results of operations and prospects.

Failure to maintain the License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated December 7, 2018, as amended (the “Taletrectinib In-License Agreement”) and the License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated September 7, 2020 (the “Safusidenib In-License Agreement”) could negatively impact our business.

Pursuant to the terms of the Taletrectinib In-License Agreement and the Safusidenib In-License Agreement, we received certain exclusive licenses to develop, manufacture and commercialize taletrectinib and safusidenib, respectively. Consequently, our ability to develop and commercialize talectretinib and safusidenib depends on our ability to maintain these agreements with Daiichi Sankyo. We are subject to a number of other risks associated with our dependence on the Taletrectinib In-License Agreement and the Safusidenib In-License Agreement, including:

•
Our obligations to make certain milestone and royalty payments;
•
Our obligation to use commercially reasonable efforts to perform certain develop and commercialization activities and to achieve certain milestones;
•
Certain obligations not to develop or commercialize products that compete with taletrectinib or safusidenib; and
•
Potential disputes between us and Daiichi Sankyo, including disagreements regarding the Taletrectinib In-License Agreement and the Safusidenib In-License Agreement.

If either the Taletrectinib In-License Agreement or the Safusidenib In-License Agreement is terminated early, we may be unable to pursue continued development, manufacture and commercialization of taletrectinib or safusidenib.

If we are not able to establish and maintain collaborations, we may have to alter some of our future development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital to fund expenses. The commercial rights to taletrectinib have been out-licensed in China, Japan, and Korea, and we may enter into other collaboration agreements with pharmaceutical and biotechnology companies for the future development and potential commercialization of our product candidates. We will likely have limited control over the amount and timing of resources that our current and future collaborators dedicate to the development or commercialization of any product candidates we may seek to develop and commercialize with them. We cannot predict the success of any current or future collaboration that we may enter into.

We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization experience and capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, European Commission, MHRA, NMPA or other similar foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There have been judicial, executive and congressional challenges to certain aspects of the Affordable Care Act. In 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the Affordable Care Act. For example, the Inflation Reduction Act of 2022 (“IRA”) , among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032 unless Congress takes additional action. Additionally, the American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, later in 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. In 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s 2022 executive order, in 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, in 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. Also in 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in January 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business information, trade secrets, intellectual property, information we collect about trial participants in connection with clinical trials, and sensitive third-party information (collectively, sensitive data).

Our processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. Additionally, in the past few years, numerous U.S. states – including California, Virginia, Colorado, Connecticut, and Utah – have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal data of California residents and requires businesses subject to the CCPA to provide specific disclosures in privacy notices and respond to requests of such individuals to exercise certain privacy rights. Although there are minimum revenue thresholds for entities to be subject to these laws and there are limited exemptions for clinical trial data under the CCPA and similar US state comprehensive privacy laws, such laws may impact (possibly significantly) our business activities depending on how they are interpreted, should we become subject to the CCPA or other such state comprehensive privacy laws in the future. Similar laws are being considered in other states, as well as at the federal and local levels, and we expect more laws related to personal data to become effective in the future. These developments may further complicate compliance efforts and increase our legal risk and compliance costs.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, Australia’s Privacy Act, and China’s Personal Information Protection Law, or PIPL, impose strict requirements for processing personal data.

For example, under GDPR, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests, temporary or definitive prohibitions on data processing and other corrective actions, or fines of up to the greater of 20 million Euros under the EU GDPR / 17.5 million pounds under the UK GDPR, or 4% of their worldwide annual revenue, whichever is higher.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s

International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

We may also publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work (such as contract research organizations and clinical trial sites) may fail (or be perceived to have failed) to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data (including clinical trial data); orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process sensitive data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

AnHeart could be difficult to integrate, divert the attention of management, and disrupt our business, and the anticipated synergies and other benefits of the AnHeart acquisition may not be realized in the amounts anticipated, or may not be realized within the anticipated timeframe, or at all.

It is possible that there could be a loss of our existing or AnHeart’s key employees and customers, disruption of either company’s or both companies’ ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in combining AnHeart’s operations with ours in order to realize the anticipated benefits of the AnHeart acquisition so the combined company performs as the parties hope:

•
combining the companies’ corporate functions;
•
combining their business with our business in a manner that permits us to achieve the synergies anticipated to result from the acquisition, the failure of which would result in the anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;
•
maintaining existing and new agreements with customers, service providers, and vendors;
•
determining whether and how to address possible differences in corporate cultures, management philosophies and strategies relating to channels, resellers, and partners;
•
integrating the companies’ administrative and information technology infrastructure;
•
developing products and technology that allow value to be unlocked in the future; and
•
evaluating and forecasting the financial impact of the acquisition transaction, including accounting impacts.

Failure to address any of the above-listed issues could have a material adverse effect on our business, results of operations and financial position. In addition, at times the attention of certain members of our management and resources may be focused on integration planning of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company.

The failure to meet the challenges involved in combining the two companies could, among other things, cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. The overall combination of the two companies may also result in, among other things, material unanticipated problems, expenses, liabilities, competitive responses and loss of customer and other business relationships. The difficulties of combining our operations include, among others:

•
diversion of management and employee attention to integration matters;
•
difficulties in integrating operations and systems, including, but not limited to, communications systems, administrative and information technology infrastructure, financial reporting and internal control systems;
•
challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•
difficulties in integrating employees and teams of the respective businesses and attracting and retaining key personnel;
•
challenges in retaining and obtaining customers, suppliers and other commercial relationships;
•
difficulties in managing the expanded operations of a larger and more complex company; and
•
potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the integration.

Many of these factors are outside of our control and any of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the companies are integrated successfully, the full benefits of the AnHeart acquisition may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. As a result, it cannot be assured that the integration will result in the realization of the full benefits expected from the AnHeart acquisition within the anticipated time frames, or at all.

Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our CMOs, CROs, shippers and others.

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of CMOs, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic presented a substantial public health and economic challenge around the world and affected employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Geographic regions imposed “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of epidemic disease. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

We expect to expand our development, regulatory, sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of April 9, 2024, we had 159 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or unauthorized activities that violates (1) the laws, regulations and guidance of the FDA, the European Commission, the EMA, the MHRA, NMPA and other similar regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, (3) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the U.S. and abroad and (4) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product candidates, which could result in regulatory sanctions and serious harm to our reputation.

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

If our information technology systems or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of business, we and the third parties with whom we work, process sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence (“AI”), telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our personnel utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit or in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on various third parties and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, personnel email, and other functions . We also rely on third parties to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if such third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents , there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely) . We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage, if any, will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with our personnel’s or vendors’ use of generative AI technologies.

Risks Related to Doing Business in China and Our International Operations

Changes in the political and economic policies or in relations between China and the United States may affect our business, financial condition, and results of operations.

Due to our operations in China, our business, results of operations, financial condition and prospects may be influenced to a certain degree by economic, political, legal and social conditions in China or changes in government relations between China and the United States or other governments. The Chinese government may intervene in or influence our operations, which could result in a change in our operations. Any economic downturn, whether actual or perceived, further decrease in economic growth rates or an otherwise uncertain economic outlook could affect our business, financial condition and results of operations. In addition, the global macroeconomic environment is facing challenges. It is unclear whether these challenges and uncertainties will be contained or resolved, and what effects they may have on the global political and economic conditions, and our business operations in the long term. There is significant uncertainty about the future relationship between the United States and China with respect to trade policies, treaties, government regulations and tariffs. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. Due to our operations in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with operations in China could affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the United States or other governments deteriorate and geopolitical tensions between China and the United States increase, our business in China and United States may also be affected.

Changes in U.S. and Chinese regulations may impact our business, our operating results, and our ability to raise capital.

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with certain operations based in China. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the United States or to China, our industry or on us. We conduct research activities and have business operations both in the United States and China. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with certain operations based in China, capital controls or tariffs, may affect the competitive position of our drug products, the hiring of scientists and other research and development personnel, the demand for our drug products, the import or export of raw materials in relation to drug development, our ability to raise capital, or prevent us from selling our drug products in certain countries. Furthermore, the SEC has issued statements primarily focused on companies with certain operations based in China, such as us. For example, in 2021, the Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which he stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with certain operations based in China. The statement also addressed risks inherent in companies with variable interest entity (“VIE”) structures. We do not have a VIE structure and are not in an industry that is subject to foreign ownership limitations by China. However, it is possible that our periodic reports and other filings with the SEC may be subject to enhanced review by the SEC and this additional scrutiny could affect our ability to effectively raise capital in the United States.

In response to the SEC’s 2021 statement, the China Securities Regulatory Commission (“CSRC”) announced in August 2021, that “it is our belief that Chinese and U.S. regulators shall continue to enhance communication with the principle of mutual respect and cooperation, and properly address the issues related to the supervision of China-based companies listed in the U.S. so as to form stable policy expectations and create benign rules framework for the market.” While the CSRC will continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures,” it emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.”

If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations.

Compliance with China’s new Data Security Law, Cyber Security Law, Cybersecurity Review Measures, Personal Information Protection Law, regulations and guidelines relating to the multi-level protection scheme on cyber security and any other future laws and regulations may entail significant expenses and could affect our business.

China has implemented or will implement rules and is considering a number of additional proposals relating to data protection. China’s new Data Security Law took effect in September 2021. The Data Security Law provides that the data processing activities must be conducted based on “data classification and hierarchical protection system” for the purpose of data protection and prohibits entities in China from transferring data stored in China to foreign law enforcement agencies or judicial authorities without prior approval by the Chinese government.

Additionally, China’s Cyber Security Law, promulgated by the Standing Committee of the National People’s Congress in 2016 and came into effect in 2017, and the Administrative Measures for the Hierarchical Protection of Information Security promulgated by the Ministry of Public Security, National Administration of State Secrets Protection, State Cryptography Administration and other government authority in 2007, requires companies to take certain organizational, technical and administrative measures and other necessary measures to ensure the security of their networks and data stored on their networks. Specifically, the Cyber Security Law provides that China adopt a multi-level protection scheme (“MLPS”), under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered. Under the MLPS, entities operating information systems must have a thorough assessment of the risks and the conditions of their information and network systems to determine the level of the entity’s information and network systems. These levels range from the lowest Level 1 to the highest Level 5 pursuant to a series of national standards on the grading and implementation of the classified protection of cyber security. The grading result will determine the set of security protection obligations that entities must comply with. Entities classified as Level 2 or above should report the grade to the relevant government authority for examination and approval.

In 2021, the Cyberspace Administration of China (“CAC”) published a draft revision to the existing Cybersecurity Review Measures for public comment (the “Revised Draft CAC Measures”). In 2022, together with 12 other Chinese regulatory authorities, the CAC released the final version of the Revised Draft CAC Measures (the “Revised CAC Measures”), which came into effect in 2022. Pursuant to the Revised CAC Measures, critical information infrastructure operators procuring network products and services, and online platform operators (as opposed to “data processors” in the Revised Draft CAC Measures) carrying out data processing activities which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. In 2021, the CAC further published the Regulations on Network Data Security Management (Draft for Comment) (the “Draft Management Regulations”), under which data processors refer to individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion. The Draft Management Regulations reiterate that data processors shall be subject to cybersecurity review if (i) they process personal information of more than one million persons and they are aiming to list on foreign stock markets, or (ii) their data processing activities affect or may affect Chinese national security. The Draft Management Regulations also request data processors seeking to list on foreign stock markets to annually assess their data security by themselves or through data security service organizations, and submit the assessment reports to relevant competent authorities. As the Draft Management Regulations are released only for public comment, the final version and the effective date thereof is subject to change.

As of the date of this Report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator” or “data processor,” or requiring us to go through the cybersecurity review procedures pursuant to the Revised CAC Measures and the Draft Management Regulations. Based on our understanding of the Revised CAC Measures, and the Draft Management Regulations if enacted as currently proposed, we do not expect to become subject to cybersecurity review by the CAC for issuing securities to foreign investors because: (i) the clinical and preclinical data we handle in our business operations, either by its nature or in scale, do not normally trigger significant concerns over PRC national security; and (ii) we have not processed, and do not anticipate to process in the foreseeable future, personal information for more than one million users or persons. However, there remains uncertainty as to how the Revised CAC Measures, and the Draft Management Regulations if enacted as currently proposed, will be interpreted or implemented; for example, neither the Revised CAC Measures nor the Draft Management Regulations provides further clarification or interpretation on the criteria for determining those activities that “affect or may affect national security” and relevant Chinese regulatory authorities may interpret it broadly. Furthermore, there remains uncertainty as to whether the Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Revised CAC Measures and the Draft Management Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised CAC Measures, the Draft Management Regulations or other laws and regulations related to privacy, data protection and information security.

Also, the National People’s Congress released the Personal Information Protection Law, which became effective in 2021. The Personal Information Protection Law provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the Personal Information Protection Law contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenues from the prior year and may also be ordered to suspend any related activity by competent authorities. We do not maintain, nor do we intend to maintain in the future, personally identifiable health information of patients in China.

In addition, certain industry-specific laws and regulations affect the collection and transfer of data in the PRC. The Regulations on the Administration of Human Genetic Resources of the PRC (the “HGR Regulation”), promulgated by the State Council, came into effect in 2019. It stipulates that foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals are forbidden to collect, preserve and export China’s human genetic resources. Foreign organizations and the entities established or actually controlled by foreign organizations or individuals may only utilize and be provided with China’s human genetic resources after satisfaction of all requirements under the HGR Regulation and other applicable laws, such as (i) China’s human genetic resources being utilized only in international cooperation with Chinese scientific research institutions, universities, medical institutions, and enterprises for scientific research and clinical trials after completion of requisite approval or filing formalities with competent governmental authorities, and (ii) China’s human genetic resources information being provided after required filing and information backup procedures have been gone through. In 2020, the SCNPC promulgated the Biosecurity Law of the PRC, which reaffirms the regulatory requirements stipulated by the HGR Regulation while potentially increasing the administrative sanctions where China’s human genetic resources are collected, preserved, exported or used in international cooperation in violation of applicable laws. The Ministry of Science and Technology published the Implementing Rules for the Regulations on the Administration of Human Genetic Resources (the “HGR Implementing Rules”), which came into effect in 2023. The HGR Implementing Rules have, among other things, further clarified the scope of China’s human genetic resources information, improved the procedure rules for applicable approval, filing and security review, and refined the provisions with respect to the forbiddance on the collection, preservation and export of China’s human genetic resources by foreign organizations, individuals, and the entities established or actually controlled by foreign organizations or individuals. There remain significant uncertainties as to how various provisions of the HGR Regulation and the related laws and regulations may be interpreted and implemented. Given such uncertainty, although we have made great efforts to comply with mandatory requirements of laws and government authorities in this regard, we cannot assure you that we will be deemed at all times in full compliance with the HGR Regulation, the Biosecurity Law of the PRC, the HGR Implementing Rules and other applicable laws in our utilizing of and dealing with China’s human genetic resources. As a result, we may be exposed to compliance risks under the HGR Regulation, the Biosecurity Law of the PRC and the HGR Implementing Rules.

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with China’s new Cyber Security Law and Data Security Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law, the Revised CAC Measures and the recent Chinese government actions could adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market.

Pharmaceutical companies operating in China are required to comply with extensive regulations and hold a number of permits and licenses to carry on their business. Our ability to obtain and maintain these regulatory approvals is uncertain, and future government regulation may place additional burdens on our current and planned operations in China.

The pharmaceutical industry in China is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including product development activities, clinical trials, registration, production, distribution, packaging, labeling, storage and shipment, advertising, licensing and post-approval pharmacovigilance certification requirements and procedures, periodic renewal and reassessment processes, data security and data privacy protection requirements and compliance and environmental protection. In particular, we are subject to many of these laws and regulations because our wholly-owned subsidiary, AnHeart Therapeutics (Hangzhou) Co., Ltd., through which we conduct research and development activities, operates primarily in China. Violation of applicable laws and regulations may materially and adversely affect our business. The regulatory framework governing the pharmaceutical industry in China is subject to change and amendment from time to time. Any such change or amendment could materially and adversely impact our business, financial condition and prospects. The Chinese government has introduced various reforms to the Chinese healthcare system in recent years and may continue to do so, with an overall objective to expand basic medical insurance coverage and improve the quality and reliability of healthcare services. The specific regulatory changes under the various reform initiatives remain uncertain. The implementing measures to be issued may not be sufficiently effective to achieve the stated goals, and as a result, we may not be able to benefit from such reform to the extent we expect, if at all. Moreover, the various reform initiatives could give rise to regulatory developments, such as more burdensome administrative procedures, which may have an adverse effect on our business and prospects.

As a company with operations and business relationships outside of the United States, our business is subject to economic, political, regulatory and other risks associated with international operations.

As a company with operations in China, our business is subject to risks associated with conducting business outside the United States. In addition to our research and development activities through AnHeart Therapeutics (Hangzhou) Co., Ltd. in China, some of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•
economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;

•
differing and changing regulatory requirements for product approvals;
•
differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;
•
potentially reduced protection for intellectual property rights;
•
difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;
•
changes in non-U.S. regulations and customs, tariffs and trade barriers;
•
changes in non-U.S. currency exchange rates of the RMB;
•
increasing geopolitical tensions between the U.S. and China and changes in a specific country’s or region’s political or economic environment especially with respect to a particular country’s treatment of or stance towards other countries;
•
trade protection measures, import or export licensing requirements or other restrictive actions by governments;
•
differing reimbursement regimes and price controls in certain non-U.S. markets;
•
negative consequences from changes in tax laws;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
variable tax treatment in different jurisdictions of options granted under our equity incentive plans;
•
workforce uncertainty in countries where labor unrest is more common than in the United States; and
•
business interruptions resulting from geo-political actions, including war and terrorism, health epidemics, or natural disasters including earthquakes, typhoons, floods and fires.

If we fail to comply with Chinese environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures, fire safety and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Despite our efforts to comply fully with environmental and safety regulations, any violation of these regulations may result in substantial fines, criminal sanctions, revocations of operating permits, the shutdown of our facilities and the incurrence of obligations to take corrective measures.

Although we maintain workers’ compensation insurance to cover costs and expenses incurred due to on-the-job injuries to our employees and public liability insurance to cover costs and expenses that may be incurred if third parties are injured on our property, such insurance may not provide adequate coverage against potential liabilities. Furthermore, the Chinese government may take steps towards the adoption of more stringent environmental regulations, and, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. If there is any unanticipated change in the environmental regulations, our third-party manufacturers and other service providers may incur substantial capital expenditures to install, replace, upgrade or supplement their manufacturing facilities and equipment or make operational changes to limit any adverse impact or potential adverse impact on the environment in order to comply with new environmental protection laws and regulations. If such costs become prohibitively expensive, we may be forced to cease certain aspects of our business operations and our business may be materially adversely affected.

Development in the Chinese legal system could materially and adversely affect us.

Chinese laws and regulations govern our operations in China and the PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. As the laws and regulations are relatively new and the PRC legal system continues to evolve, there may be room for discretion in the implementation of these laws and regulations. And as these laws and regulations are evolving in response to changing economic and other conditions, factors related to the application and implementation of these laws and regulations may affect our business and results of operations.

We may be exposed to liabilities under the U.S. Foreign Corrupt Practices Act (the “FCPA”), and similar anti-corruption and anti-bribery laws of China and other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and any determination that we have violated these laws could have a material adverse effect on our business or our reputation.

Our operations are subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of China and other countries in which we operate. The FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from, directly or indirectly, offering, authorizing or making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business or other advantage. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. As our business expands, the applicability of the FCPA and other anti-bribery laws to our operations will increase. If our procedures and controls to monitor anti-bribery compliance fail to protect us from reckless or criminal acts committed by our employees or agents or if we, or our employees, agents, contractors or other collaborators, fail to comply with applicable anti-bribery laws, our reputation could be harmed and we could incur criminal or civil penalties, other sanctions and/or significant expenses, which could have a material adverse effect on our business, including our financial condition, results of operations, cash flows and prospects.

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international or domestic sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

Regulatory Requirements on currency exchange may limit our ability to receive and use effectively financing in foreign currencies.

Our Chinese subsidiaries’ ability to obtain currency exchange is subject to certain foreign exchange regulations and, in the case of transactions under the capital account, requires the approval of and/or registration with Chinese government authorities, including the State Administration of Foreign Exchange (“SAFE”). In particular, if we finance our Chinese subsidiaries by means of foreign debt from us or other foreign lenders, the amount is not allowed to, among other things, exceed the statutory limits and such loans must be registered with the local branch of SAFE. If we finance our Chinese subsidiaries by means of additional capital contributions, these capital contributions are subject to registration with the State Administration for Market Regulation or its local branch, reporting of foreign investment information with the Ministry of Commerce of the People’s Republic of China (“MOFCOM”), or its local branch or registration with other governmental authorities in China.

In light of the various requirements imposed by Chinese regulations on loans to, and direct investment in, China-based entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government requirements or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our Chinese subsidiaries. If we fail to adhere to such requirements or obtain such approval, our ability to fund our Chinese operations, including research and development activities through AnHeart Therapeutics (Hangzhou) Co., Ltd., may be negatively affected, which could materially and adversely affect our ability to fund and expand our business.

Chinese regulations relating to the establishment of offshore special purpose companies by residents in China may subject our China resident beneficial owners or our wholly foreign-owned subsidiaries in China to liability or penalties, limit our ability to inject capital into these subsidiaries, limit these subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

In 2014, SAFE promulgated the SAFE Circular 37, which requires residents of China to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” The term “control” under SAFE Circular 37 is broadly defined as the operation rights, beneficiary rights or decision-making rights acquired by residents of China in the offshore special purpose vehicles or Chinese companies by such means as acquisition, trust, proxy, voting rights, repurchase, convertible bonds or other arrangements. SAFE Circular 37 further requires amendment to the registration in the event of any changes with respect to the basic information of or any significant changes with respect to the special purpose vehicle, such as an increase or decrease of capital contributed by China residents, share transfer or exchange, merger, division or other material events. If the shareholders of the offshore holding company who are residents of China do not complete their registration with the local SAFE branches, the Chinese subsidiaries may be prohibited from making distributions of profits and proceeds from any reduction in capital, share transfer or liquidation to the offshore parent company and from carrying out subsequent cross-border foreign exchange activities, and the offshore parent company may be restricted in its ability to contribute additional capital into its Chinese subsidiaries. Moreover, failure to comply with the SAFE registration and amendment requirements described above could result in liability under Chinese law for evasion of applicable foreign exchange restrictions.

Certain residents of China may hold direct or indirect interests in our company, and we will request residents of China who we know hold direct or indirect interests in our company, if any, to make the necessary applications, filings and amendments as required under SAFE Circular 37 and other related rules. However, we may not at all times be fully aware or informed of the identities of our shareholders or beneficial owners that are required to make such registrations, and we cannot provide any assurance that these residents will comply with our requests to make or obtain any applicable registrations or comply with other requirements under SAFE Circular 37 or other related rules. The failure or inability of our China resident shareholders to comply with the registration procedures set forth in these regulations may subject us to fines or legal sanctions, restrictions on our cross-border investment activities or those of our China subsidiaries and limitations on the ability of our wholly foreign-owned subsidiaries in China to distribute dividends or the proceeds from any reduction in capital, share transfer or liquidation to us, and we may also be prohibited from injecting additional capital into these subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liability under Chinese law for circumventing applicable foreign exchange restrictions. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

We and our shareholders face uncertainties in China with respect to indirect transfers of equity interests in China resident enterprises.

The indirect transfer of equity interests in China resident enterprises by a non-China resident enterprise (“Indirect Transfer”), is potentially subject to income tax in China at a rate of 10% on the gain if such transfer is considered as not having a commercial purpose and is carried out for tax avoidance. The SAT has issued several rules and notices to tighten the scrutiny over acquisition transactions in recent years. The Announcement of the State Administration of Taxation on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfer by Non-Resident Enterprises (“SAT Circular 7”), sets out the scope of Indirect Transfers, which includes any changes in the shareholder’s ownership of a foreign enterprise holding Chinese assets directly or indirectly in the course of a group’s overseas restructuring, and the factors to be considered in determining whether an Indirect Transfer has a commercial purpose. An Indirect Transfer satisfying all the following criteria will be deemed to lack a bona fide commercial purpose and be taxable under Chinese laws: (i) 75% or more of the equity value of the intermediary enterprise being transferred is derived directly or indirectly from the Chinese taxable assets; (ii) at any time during the one-year period before the indirect transfer, 90% or more of the asset value of the intermediary enterprise (excluding cash) is comprised directly or indirectly of investments in China, or 90% or more of its income is derived directly or indirectly from China; (iii) the functions performed and risks assumed by the intermediary enterprise and any of its subsidiaries that directly or indirectly hold the Chinese taxable assets are limited and are insufficient to prove their economic substance; and (iv) the non-Chinese tax payable on the gain derived from the indirect transfer of the Chinese taxable assets is lower than the potential Chinese income tax on the direct transfer of such assets. A transaction that does not satisfy all four tests in the immediately preceding sentence may nevertheless be deemed to lack a bona fide commercial purpose if the taxpayer cannot justify such purpose from a totality approach, taking into account the transferred group’s value, income, asset composition, the history and substance in the structure, the non-Chinese tax implications, any tax treaty benefit and the availability of alternative transactions. Nevertheless, a non-resident enterprise’s buying and selling shares of the same listed foreign enterprise on the public market will fall under the safe harbor available under SAT Circular 7 if the shares were purchased on the public market as well and will not be subject to Chinese tax pursuant to SAT Circular 7.

We face uncertainties regarding the reporting required for and impact on future private equity financing transactions, share exchanges or other transactions involving the transfer of shares in our company by investors that are non-Chinese resident enterprises, or the sale or purchase of shares in other non-Chinese resident companies or other taxable assets by us. For example, the Chinese tax authorities may consider that a future securities offering involves an indirect change of shareholding in our Chinese subsidiaries and therefore it may be regarded as an Indirect Transfer under SAT Circular 7. Even if we believe no SAT Circular 7 reporting is required on the basis that such an offering has commercial purposes and is not conducted for tax avoidance, Chinese tax authorities may pursue us to report under SAT Circular 7 and request that we and our Chinese subsidiaries assist in the filing. As a result, we and our subsidiaries may be required to expend significant resources to provide assistance and comply with SAT Circular 7, or establish that we or our non-resident enterprises should not be subject to tax under SAT Circular 7, for such an offering or other transactions, which may have an adverse effect on our and their financial condition and day-to-day operations.

Any failure to comply with Chinese regulations regarding the registration requirements for our employee equity incentive plans may subject us to fines and other legal or administrative sanctions, which could adversely affect our business, financial condition and results of operations.

In 2012, the SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly Listed Companies (the “Stock Option Rules”). In accordance with the Stock Option Rules and other relevant rules and regulations, Chinese citizens or non-Chinese citizens residing in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be a Chinese subsidiary of such overseas listed company, and complete certain procedures. Our employees who are Chinese citizens or who reside in China for a continuous period of not less than one year and who participate in our stock incentive plans are subject to such regulation. We plan to assist our employees to register their equity awards. However, any failure of our Chinese individual beneficial owners and holders of equity awards to comply with the SAFE registration requirements may subject them to fines and legal sanctions and may limit the ability of our Chinese subsidiaries to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our employees under Chinese law.

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
currency exchange rate fluctuations;
•
disputes or other developments relating to intellectual property rights, including patents, litigation matters and our ability to obtain, maintain, defend, protect and enforce patent and other intellectual property rights for our technologies;
•
significant lawsuits, including patent or stockholder litigation;
•
proposed changes to healthcare laws in the U.S., China or other foreign jurisdictions, or speculation regarding such changes including changes in the structure of healthcare payment systems;

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

Dr. Hung holds all of the outstanding shares of our Class B common stock and approximately 24% of our Class A and Class B common stock outstanding. In addition to voting together with the Class A common stock (with one vote per share) on all matters, the holders of Class B common stock have (i) the right to elect and remove without cause three of our directors plus at least 50% of all directors in excess of seven and (ii) an approval right over any acquisition (whether by merger, sale of shares or sale of assets) or our liquidation. Accordingly, Dr. Hung has the ability to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. Dr. Hung may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Class A common stock.

We cannot predict the impact our dual-class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual-class structure, combined with the concentrated voting power of Dr. Hung by virtue of his ownership of 100% of the outstanding shares of our Class B common stock, will result in a lower or more volatile market price of our Class A common stock in the future, or in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. For example, in 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual-class capital structure makes us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our securities less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.

Our Class A common stock and warrants are listed on the NYSE under the symbols “NUVB” and “NUVBW,” respectively. Our continued eligibility for listing will depend on our compliance with the continued listing standards of the NYSE and may depend on the number of our shares that are redeemed. If the NYSE delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

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

Future sales, or the perception of future sales, by us or our stockholders in the public market could cause the market price for our securities to decline.

The sale of our securities in the public market, or the perception that such sales could occur, could harm the prevailing market price of our securities. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Immediately prior to our acquisition of AnHeart, we had a total of approximately 219,083,219 shares of common stock outstanding, consisting of approximately 218,083,219 shares of Class A common stock and 1,000,000 shares of Class B common stock. All of these shares are freely tradable without registration under the Securities Act, and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including our directors, executive officers and other affiliates.

In the AnHeart acquisition, we issued to AnHeart securityholders approximately (i) 27,646,255 shares of Class A Common Stock, (ii) shares of preferred stock convertible into an aggregate of approximately 85,120,200 shares of Class A Common Stock upon the approval of such conversion by our stockholders, and warrants exercisable for approximately 2,893,731 shares of Class A Common Stock at an exercise price of $11.50 per share. These securities were issued in a private placement and are subject to restrictions on resale under federal securities laws and, in most cases, lockup agreements restricting resale of more than 20% of such securities before December 31, 2024. We also reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance under AnHeart’s equity incentive plans. We intend to file with the SEC a registration statement with respect to the resale of the shares and warrants issued in the AnHeart acquisition.

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

The exercise price for our outstanding warrants is $11.50 per share of Class A common stock. There is no guarantee that any of our warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

We may issue additional securities without your approval, which would dilute your ownership interests and may depress the market price of our securities.

As of March 31, 2024, we have options outstanding to purchase approximately 38,224,240 shares of Class A common stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue under the 2021 Plan an aggregate of up to 57,590,961 shares of Class A common stock and Class B common stock, which amount will be subject to increase from time to time. In addition, in the AnHeart acquisition, we assumed the AnHeart equity incentive plans and reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance upon exercise of outstanding options or settlement of outstanding restricted stock units issued under those plans. We may also issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

As a public company listed in the U.S., we incur on an ongoing basis significant legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the NYSE may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from regular business activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2024	N/A	$ N/A	N/A	N/A
February 2024	N/A	$ N/A	N/A	N/A
March 2024	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

2024 Annual Meeting of the Stockholders

The Company expects to hold the 2024 annual meeting of the stockholders (the “2024 Annual Meeting”) on July 10, 2024. The time and meeting website information will be set forth in the Company’s proxy statement for the 2024 Annual Meeting, which will be filed with the SEC in advance of the meeting. Because the scheduled date of the 2024 Annual Meeting represents a change of more than 30 days from the anniversary of the Company’s 2023 annual meeting of stockholders, the deadlines for stockholders to propose actions for consideration or to nominate individuals to serve as directors at the 2024 Annual Meeting previously set forth in the Company’s 2023 proxy statement are no longer applicable. Pursuant to Rule 14a-8, in order for a stockholder proposal or the nomination of a candidate for director to be included in the Company’s definitive proxy statement for the 2024 Annual Meeting, it must be submitted in writing to our Secretary (Nuvation Bio Inc., Attn: Investor Relations, 1500 Broadway, Suite 1401, New York, New York, 10036) by May 24, 2024. The proposals and nominations must comply with all of the applicable requirements set forth in the rules and regulations of the SEC, under the Exchange Act, and our amended and restated bylaws.

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

10.3*‡	License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated December 7, 2018

10.4*‡	First Amendment to License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therpaeutics Inc., dated August 17, 2020

10.5*‡	License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated September 7, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates management contract or compensatory plan or arrangement.

† Certain portions of this exhibit will be omitted because they are not material and would likely cause competitive harm to the registrant if disclosed.

‡ Confidential portions of this Exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 14th day of May, 2024.

NUVATION BIO INC.

Date: May 14, 2024	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer

Date: May 14, 2024	/s/ Moses Makunje
Moses Makunje, VP, Finance Principal Financial and Accounting Officer