Form 10-Q
period 2024-06-30
Nuvation Bio Inc.
filed 2024-08-05
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, the registrant had 249,245,129 shares of Common Stock, $0.0001 par value per share, outstanding.

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
•
our plans to develop and commercialize our product candidates, including our expectations regarding a New Drug Application in the United States;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,285	$42,649
Accounts receivable, net of allowance for credit loss of $nil	117	—
Prepaid expenses and other current assets	5,991	1,519
Marketable securities	542,884	568,564
Interest receivable on marketable securities	3,895	3,702
Total current assets	587,172	616,434
Property and equipment, net of accumulated depreciation of $782 and $666, respectively	751	717
Intangible assets, net of amortization of $138	2,932	—
Lease security deposit	143	141
Operating lease right-of-use assets	2,723	3,605
Other non-current assets	1,075	587
Total assets	$594,796	$621,484
Liabilities, mezzanine equity and stockholders’ equity
Current liabilities:
Accounts payable	$5,211	$2,209
Current operating lease liabilities	2,076	1,972
Contract liabilities, current portion	12,200	—
Short-term borrowings	11,634	—
Accrued expenses	19,974	9,793
Total current liabilities	51,095	13,974
Warrant liability	1,441	353
Contract liabilities, net of current portion	9,157	—
Non-current operating lease liabilities	972	2,035
Total liabilities	62,665	16,362
Commitments and contingencies (Note 12)
Mezzanine equity;
Class A convertible preferred stock, $.0001 par value per share; 851,202 shares issued and outstanding as of June 30, 2024.	274,938	—
Total mezzanine equity	274,938	—
Stockholders’ equity
Class A and Class B Common Stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of June 30, 2024 and December 31, 2023, respectively, 248,624,729 (Class A 247,624,729, Class B 1,000,000) and 219,046,219 (Class A 218,046,219, Class B 1,000,000) shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,078,547	947,745
Accumulated deficit	(820,088)	(342,804)
Accumulated other comprehensive (loss) income	(1,266)	181
Total stockholders’ equity	257,193	605,122
Total liabilities, mezzanine equity and stockholders’ equity	$594,796	$621,484

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,435	$—	$1,435	$—
Cost of revenue	1,347		1,347
Gross profit	88	—	88	—
Operating expenses:
Research and development	29,247	18,590	42,089	37,377
Acquired in-process research and development	425,070	—	425,070	—
Selling, general and administrative	16,156	7,541	23,513	15,275
Total operating expenses	470,473	26,131	490,672	52,652
Loss from operations	(470,385)	(26,131)	(490,584)	(52,652)
Other income (expense):
Interest income	7,144	6,086	14,274	11,065
Interest expense	(132)	—	(132)	—
Investment advisory fees	(247)	(231)	(512)	(461)
Change in fair value of warrant liability	1,135	(265)	(324)	(123)
Realized loss on marketable securities	(7)	(99)	(6)	(195)
Total other income (expense), net	7,893	5,491	13,300	10,286
Loss before income taxes	(462,492)	(20,640)	(477,284)	(42,366)
Provision for income taxes	—	—	—	—
Net loss	$(462,492)	$(20,640)	$(477,284)	$(42,366)
Net loss per share attributable to common stockholders, basic and diluted	$(1.89)	$(0.09)	$(2.06)	$(0.19)
Weighted average common shares outstanding, basic and diluted	244,738	218,848	231,893	218,795
Comprehensive loss:
Net loss	$(462,492)	$(20,640)	$(477,284)	$(42,366)
Other comprehensive loss, net of taxes:
Currency translation adjustment	148	—	148	—
Change in unrealized (loss) gain on available-for-sale securities	(245)	(1,457)	(1,595)	1,131
Comprehensive loss	$(462,589)	$(22,097)	$(478,731)	$(41,235)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity

(Unaudited, In thousands, except share data)

For the Three and Six Months Ended June 30, 2024 and 2023

	Convertible Preferred Stock			Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Amount		Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2023	—	$—		218,046,219	1,000,000	$947,745	$(342,804)	$181	$605,122
Exercise of stock options	—	—		37,000	—	21	—	—	21
Stock-based compensation	—	—		—	—	5,041	—	—	5,041
Net loss	—	—		—	—	—	(14,792)	—	(14,792)
Other comprehensive loss	—	—		—	—	—	—	(1,350)	(1,350)
Balance, March 31, 2024	—	—		218,083,219	1,000,000	952,807	(357,596)	(1,169)	594,042
Issuance of Common Stock for AnHeart acquisition	—	—		27,646,255	—	89,297	—	—	89,297
Issuance of convertible preferred stock related to the AnHeart acquisition	851,202	274,938		—	—	—	—	—	—
Issuance of replacement awards related to the AnHeart acquisition	—	—		—	—	24,818	—	—	24,818
Issuance of Common Stock for purchase under the ESPP	—	—		93,723	—	108	—	—	108
Issuance of Common Stock for RSUs vested	—	—		40,342	—	—	—	—	—
Exercise of stock options	—	—		1,761,190	—	1,948	—	—	1,948
Stock-based compensation	—	—		—	—	9,569	—	—	9,569
Net loss	—	—		—	—	—	(462,492)	—	(462,492)
Currency translation adjustment		—	—	—	—		—	148	148
Other comprehensive loss	—	—		—	—	—	—	(245)	(245)
Balance, June 30, 2024	851,202	$274,938		247,624,729	1,000,000	$1,078,547	$(820,088)	$(1,266)	$257,193

	Convertible Preferred Stock			Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Amount		Class A Shares	Class B Shares	Amount	Deficit	Loss	Equity

Balance, December 31, 2022	—	$—		217,632,699	1,000,000	$927,604	$(267,002)	$(5,526)	$655,076
Exercise of stock options	—	—		171,023	—	298	—	—	298
Stock-based compensation	—	—		—	—	4,837	—	—	4,837
Net loss	—	—		—	—	—	(21,726)	—	(21,726)
Other comprehensive income	—	—		—	—	—	—	2,588	2,588
Balance, March 31, 2023	—	—		217,803,722	1,000,000	$932,739	$(288,728)	$(2,938)	$641,073
Issuance of Common Stock for purchase under the ESPP	—	—		95,740	—	133	—	—	133
Stock-based compensation	—	—		—	—	5,523	—	—	5,523
Net loss	—	—		—	—	—	(20,640)	—	(20,640)
Other comprehensive loss	—	—		—	—	—	—	(1,457)	(1,457)
Balance, June 30, 2023	—	$—		217,899,462	1,000,000	$938,395	$(309,368)	$(4,395)	$624,632

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, In thousands)

For the Six Months Ended June 30,	2024	2023
Cash flows from operating activities:
Net loss	$(477,284)	$(42,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,610	10,360
Depreciation and amortization	302	112
Non-cash lease expense	(77)	(35)
Change in fair value of warrant liability	324	123
Amortization of premium on marketable securities	(5,244)	(5,368)
Realized loss on marketable securities	6	195
Net loss on disposal of property and equipment	—	12
Acquired in-process research and development	425,070	—
Change in operating assets and liabilities:
Accounts receivable	(117)	—
Prepaid expenses and other current assets	(1,731)	288
Interest receivable on marketable securities	(192)	(310)
Lease security deposit	(2)	—
Other non-current assets	(488)	—
Accounts payable	(2,791)	438
Contract liabilities	(1,391)	—
Accrued expenses	(4,022)	(264)
Net cash used in operating activities	(53,026)	(36,815)
Cash flow from investing activities:
Cash acquired from AnHeart acquisition	19,863	—
Transaction costs related to AnHeart acquisition	(7,343)	—
Purchases of marketable securities	(221,939)	(443,800)
Proceeds from sale of marketable securities	251,261	429,184
Purchases of property and equipment	(27)	(34)
Net cash provided by (used in) investing activities	41,815	(14,650)
Cash flow from financing activities:
Proceeds from borrowings	7,035	—
Payments on borrowings	(6,322)	—
Proceeds from issuance of Common Stock under ESPP	108	133
Proceeds from exercises of options	1,948	298
Net cash provided by financing activities	2,769	431
Effect of foreign exchange rate changes on cash and cash equivalents	78	—
Net decrease in cash and cash equivalents	(8,364)	(51,034)
Cash and cash equivalents, beginning of the period	42,649	101,099
Cash and cash equivalents, end of the period	$34,285	$50,065

Non-cash investing activities:
Issuance of Common Stock related to the AnHeart acquisition	$89,297	$—
Issuance of convertible preferred stock related to the AnHeart acquisition	$274,938	$—
Issuance of warrants related to the AnHeart acquisition	$764	$—
Issuance of replacement awards related to the AnHeart acquisition	$24,818	$—

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations

Nuvation Bio Inc. and subsidiaries (“Nuvation Bio”), a Delaware corporation, is a late clinical-stage, global biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel product candidates. Nuvation Bio was incorporated on March 20, 2018 (inception date) and has offices in New York, San Francisco, Beijing, Guangzhou, Hangzhou, Shanghai and Yantai.

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

On April 9, 2024 (the "Acquisition Date"), the Company completed its acquisition (the “Acquisition”) of AnHeart Therapeutics Ltd., an exempted company incorporated under the laws of the Cayman Islands (“AnHeart”), pursuant to that certain Agreement and Plan of Merger (the "AnHeart Merger Agreement"), by and among the Company, AnHeart, Artemis Merger Sub I, Ltd., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company, and Artemis Merger Sub II, Ltd., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023 and the cash flows for the six months ended June 30, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Liquidity

As of June 30, 2024, the Company has an accumulated deficit of approximately $820.1 million and net cash used in operating activities was approximately $53.0 million for the six months ended June 30, 2024. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of June 30, 2024, the Company had cash, cash equivalents, and marketable securities of $577.2 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development and preparation for potentially becoming a commercial stage organization can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and potential regulatory approval of its product candidates and the level of financial resources available.

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

Functional Currency and Foreign Currency Translations

The Company's reporting currency is the U.S. dollar ("USD"). The functional currency of the Company's subsidiaries incorporated in People Republic of China ("PRC") is Renminbi ("RMB"). The functional currency of the Company and its subsidiaries incorporated outside the PRC is USD. Transactions denominated in currencies other than the functional currencies are re-measured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Foreign currency denominated financial assets and liabilities are re-measured at the balance sheet date exchange rate. The resulting exchange differences are included in the net loss of the statements of operations and comprehensive loss. Assets and liabilities of the Company with functional currency other than USD are translated into USD at fiscal year-end exchange rates. Equity amounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates during the fiscal year. Translation adjustments arising from these are reported as foreign currency translation adjustments and are shown as a component of other comprehensive income (loss).

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

Marketable Securities

Debt securities have been classified as available-for-sale which may be sold before maturity or are not classified as held to maturity or trading. Marketable debt securities classified as available-for-sale are carried at fair value with unrealized gains or losses reported in other comprehensive income (loss). Exchange traded funds are equity securities, which are reported as marketable securities with readily determinable fair values, are also carried at fair value with unrealized gains and losses included in other income (expense), net. Realized gains and losses on both debt and equity securities are included in other income (expense), net.

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

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for-sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of June 30, 2024, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

Interest income includes amortization and accretion of purchase premiums and discounts. Premiums and discounts on debt securities are amortized on the effective-interest method. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

Concentration of Risk

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

Concentration of customers

Substantially all revenues were derived from customers located in China and Japan. For the three and six months ended June 30, 2024, the revenues derived from customers located in China and Japan were $1.1 million and $0.3 million, respectively. There was no revenue in 2023 since the Acquisition of AnHeart completed in the second quarter of 2024.

Below customers represent more than 10% of the Company's net revenue for the three and six months ended June 30, 2024.

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Customer A	1,096	1,096
Customer B	339	339

Below customer represents more than 10% of the Company's balances of accounts receivable as of June 30, 2024.

June 30, 2024
Customer B	117

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations and comprehensive loss.

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

As part of the consideration for AnHeart, the Company issued warrants collectively exercisable for approximately 2,893,731 shares of the Company’s Class A Common Stock at an exercise price of $11.50 per share (the “Consideration Warrants”). The fair value of the Consideration Warrants was determined to approximate the public warrant trading price as of closing of the Acquisition, yielding a fair value of approximately $0.26 per share. The Consideration Warrants are restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding Public Warrants. Accordingly, the Company classified the Consideration Warrants as liabilities, consistent with the classification of the Company’s Public Warrants.

The Company evaluated Public Warrants, Private Placement Warrants, Consideration Warrants, and Forward Purchase Warrants (the “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value of the Warrants is dependent, in part, on the holder of the Warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our Common Stock, the Warrants fail the indexation guidance in ASC 815-40, which would preclude classification in stockholders’ equity. Additionally, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves more than 50% of the outstanding shares of the Company’s Common Stock. Because not all of the Company’s stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the balance sheet at fair value upon the closing of the Merger, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The fair value of Consideration, Public, and Forward Purchase Warrants was determined using the closing price of the publicly traded warrants on the NYSE market. The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model (see Note 4).

Revenue Recognition

The Company applies ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") to account for its revenue transactions. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the five-step model. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC

606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. Accounts receivable represent amounts invoiced and revenues recognized prior to invoicing when the Company has satisfied its performance obligation and has the unconditional right to payment.

Collaborative Arrangement

In November 2018, the FASB issued Topic 808, "Collaborative Arrangements" ("ASC 808"): Clarifying the Interaction between ASC 808 and ASC 606. This update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted this standard for all periods presented. The Company enters into collaborative arrangements for the research and development, manufacture and/or commercialization of drug products and drug candidates. The Company assessed and determined that none of the collaboration agreements entered into during the periods presented were within the scope of ASC 808, as all of the agreements did not involve active participation by both parties in a joint research activity, and therefore did not qualify as collaborative arrangements under ASC 808. The Company has determined that all the elements of the above collaborations are reflective of a vendor-customer relationship and therefore within the scope of ASC 606. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the five-step model under ASC 606 noted above. The Company recognizes revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. The Company's collaborative arrangements may contain more than one unit of account, or performance obligation, including grants of licenses to intellectual property rights, agreements to provide research and development services and other deliverables. The collaborative arrangements do not include a right of return for any deliverable. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. In developing the stand-alone selling price for a performance obligation, the Company considers competitor pricing for a similar or identical product, market awareness of and perception of the product, expected product life and current market trends. In general, the consideration allocated to each performance obligation is recognized when the respective obligation is satisfied either by delivering a good or providing a service, limited to the consideration that is not constrained. Non-refundable payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as contract liabilities.

Licenses of intellectual property

If a license to the Company's intellectual property is determined to be distinct from the other promises or performance obligations identified in the contract, the Company recognizes revenue from the portion of the transaction price allocated to the license at a point in time, when the license is transferred to the customer and the customer is able to benefit from the license.

Research and development services

The portion of a transaction price allocated to research and development services performance obligations is deferred and recognized as revenue over time as delivery or performance of such services occurs based on the use of an input method.

Customer options

A customer's right to choose, at its discretion, to make a payment for additional goods or services is generally considered an option. If the Company is not presently obligated to provide and does not have a right to consideration for delivering additional goods or services, the item is considered an option. The Company evaluates the customer options for material rights, such as the ability to acquire additional goods or services for free or a discount. Optional future services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. The optional future services do not include a material right to be accounted for as performance obligations.

Milestones payments

The Company's collaboration agreements include development and regulatory milestones. The Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company's control or the licensee's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

Royalties

For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any sales-based royalty revenue resulting from the Company's collaboration agreements.

The Company receives payments from its customers based on billing terms established in the contract. Up-front payments and fees are recorded as contract liabilities (e.g., deferred revenue) upon receipt or when due until the Company performs its obligations under the arrangement.

In the event of an early termination of a collaboration agreement, any contract liabilities would be recognized in the period in which all our obligations under the agreement have been fulfilled.

For a complete discussion of accounting for revenue, see Note 5, "Collaboration and License Agreements."

Costs to Fulfill a Contract with a Customer

The Company has not capitalized any costs for the three and six months ended June 30, 2024 and 2023. The Company is required to capitalize costs incurred to fulfill customer contracts. These costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. Elements of the costs primarily include (i) payroll and other related costs of personnel related directly to the contract activities; (ii) costs related to pre-clinical testing and clinical trials such as payments to contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"), investigators, and clinical trial sites that conduct the contract activities; (iv) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility-related expenses; and (v) other research and development costs.

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

The Company has acquired rights to develop and commercialize product candidates. Upfront payments that relate to the acquisition of a new product compound, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the new product compound did not also include processes or activities that would constitute a "business" as defined under U.S. GAAP, and the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Milestone payments made to third parties subsequent to regulatory approval which meet the capitalization criteria would be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product. If the conditions enabling capitalization of development costs as an asset have not yet been met, all development expenditures are recognized in profit or loss when incurred.

Stock-based Compensation

The Company recognizes compensation cost for grants of employee stock options using a fair-value measurement method, that is recognized in operating results as compensation expense based on the fair value over the requisite service period of the awards. Forfeitures are recorded as they occur instead of estimating forfeitures that are expected to occur.

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

3. Acquisition

On the Acquisition Date, the Company completed the Acquisition of AnHeart. Pursuant to the terms of the AnHeart Merger Agreement, at the effective time of the First Merger (as defined in the Merger Agreement) (the “First Effective Time”), the Company issued to AnHeart securityholders (i) approximately 27,646,255 shares of Class A Common Stock, (ii) 851,202 shares of Series A Non-Voting Convertible Preferred Stock of the Company, and (iii) the Consideration Warrants. The shares of our Series A Non-Voting Convertible Preferred Stock are automatically convertible into an aggregate of approximately 85,120,200 shares of Class A Common

Stock upon the approval of such conversion by the Company’s stockholders in accordance with the rules of the New York Stock Exchange. Since the preferred stock is not mandatorily redeemable and the exception for a deemed liquidation event was not met, all of the outstanding convertible preferred stock is classified as mezzanine equity in the balance sheet. The Consideration Warrants are restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding Public Warrants.

At the First Effective Time, (i) each option to purchase shares of Ordinary Shares (as defined in the Merger Agreement) of AnHeart (an “AnHeart Option”) held by a Continuing Company Service Provider (as defined in the Merger Agreement), whether or not vested, was assumed and converted into an option to purchase Class A Common Stock (each such option, an “Assumed Option”), and (ii) each restricted stock unit reflecting the right to receive Ordinary Shares of AnHeart (an “AnHeart RSU”) held by a Continuing Company Service Provider (as defined in the Merger Agreement) was assumed and became a restricted stock unit with respect to a number of shares of Class A Common Stock (each such restricted stock unit, an “Assumed RSU”). Each Assumed Option and Assumed RSU is subject to the same terms and conditions (including vesting and exercise schedule) as were applicable to the corresponding AnHeart Option or AnHeart RSU immediately prior to the First Effective Time, subject to limited exceptions set forth in the Merger Agreement. Any other AnHeart Option and AnHeart RSU that remained unexercised and outstanding as of immediately prior to the First Effective Time was canceled without payment. From and after the Effective Time:

•
the number of shares of Class A Common Stock subject to each Assumed Option was determined by multiplying (A) the number of Ordinary Shares of AnHeart that are subject to such AnHeart Option immediately prior to the First Effective Time, by (B) the Equity Award Exchange Ratio (as defined in the Merger Agreement) and rounding down to the nearest whole number of shares;
•
the per-share exercise price for Class A Common Stock issuable upon exercise of each Assumed Option was determined by dividing (A) the per-share exercise price of each AnHeart Option, as in effect immediately prior to the First Effective Time, by (B) the Equity Award Exchange Ratio and rounding up to the nearest whole cent; and
•
the number of shares of Class A Common Stock subject to each Assumed RSU was determined by multiplying (A) the number of Ordinary Shares of AnHeart that are subject to such AnHeart RSU immediately prior to the First Effective Time, by (B) 1.7551 and rounding down to the nearest whole number of shares.

The final allocable purchase price consists of the following (in thousands):

Class A Common Stock (1)	$89,297
Series A Non-Voting Convertible Preferred Stock (2)	274,938
Consideration Warrants (3)	764
Assumed share-based awards (4)	24,818
Acquisition costs	7,434
Total allocable purchase price	$397,251

___________________________

(1) 27,646,255 shares issued at $3.23 per share as of the Acquisition Date.

(2) 851,202 shares issued at as-converted value of $323 per share.

(3) 2,893,731 warrants issued at the estimated fair value of $0.2641 per warrant.

(4) The portion recorded in consideration transferred represents the fair value of replacement awards (Assumed Options & Assumed RSUs) attributable to precombination services.

We accounted for the transaction as an asset acquisition since the lead asset, taletrectinib, represented substantially all of the fair value of the gross assets acquired, which exclude cash acquired. At the Acquisition Date, we recorded a $425.1 million charge representing an acquired in-process research and development asset with no alternative future use in acquired in-process research and development expenses, of which the $425.1 million net cash consideration is presented as a cash outflow from operating activities. In connection with this acquisition, we recorded $450.9 million of assets acquired primarily consisting of cash and investments. Liabilities assumed were approximately $53.7 million.

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

The following table presents information about the Company’s marketable securities as of June 30, 2024 and December 31, 2023 and the Warrant liability as of June 30, 2024 and December 31, 2023, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Consideration, Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Public Warrant pricing, the Company's own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$7,492	$7,492	$—	$—
U.S. government securities	9,926	—	9,926	—
Corporate bonds	2,138	—	2,138	—
	19,556	7,492	12,064	—
Marketable securities:
Certificate of deposits	21,694	—	21,694	—
Commercial paper	36,555	—	36,555	—
U.S. government and government agency securities	408,996	—	408,996	—
Corporate bonds	75,639	—	75,639	—
	542,884	—	542,884	—
Total financial assets:	$562,440	$7,492	$554,948	$—

Financial liabilities:
Warrants	$1,441	$1,363	$—	$78

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$20,574	$20,574	$—	$—
U.S. government and government agency securities	4,988	—	4,988	—
Corporate bonds	947	—	947	—
	26,509	20,574	5,935	—
Marketable securities:
Certificate of deposits	10,176	—	10,176	—
Commercial paper	23,628	—	23,628	—
U.S. government and government agency securities	453,175	—	453,175	—
Corporate bonds	81,585	—	81,585	—
	568,564	—	568,564	—
Total financial assets:	$595,073	$20,574	$574,499	$—

Financial liabilities:
Warrants	$353	$338	$—	$15

Marketable securities consist primarily of U.S. government and government agency, certificate of deposits, commercial paper, corporate bond and municipal securities ("Debt Securities"). Based on the Company’s intentions regarding its marketable securities, all Debt Securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security. The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$7,492	$—	$—	$7,492
U.S. government securities	9,926	—	—	9,926
Corporate bonds	2,138	—	—	2,138
	19,556	—	—	19,556
Marketable securities:
Certificate of deposits	21,689	8	(3)	21,694
Commercial paper	36,580	4	(29)	36,555
U.S. government and government agency securities	410,234	10	(1,248)	408,996
Corporate bonds	75,795	42	(198)	75,639
	544,298	64	(1,478)	542,884
	$563,854	$64	$(1,478)	$562,440

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$20,574	$—	$—	$20,574
U.S. government and government agency securities	4,987	1	—	4,988
Corporate bonds	947	—	—	947
	26,508	1	—	26,509
Marketable securities:
Certificate of deposits	10,171	7	(2)	10,176
Commercial paper	23,609	22	(3)	23,628
U.S. government and government agency securities	452,813	1,095	(733)	453,175
Corporate bonds	81,791	68	(274)	81,585
	568,384	1,192	(1,012)	568,564
	$594,892	$1,193	$(1,012)	$595,073

For the three and six months ended June 30, 2024 and 2023, there were no unrealized gains or losses on equity securities. The activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$1	$12	$1	$12
Realized losses from sales of available-for-sale securities	(8)	(111)	(7)	(207)
Total losses on marketable securities	$(7)	$(99)	$(6)	$(195)

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$9,940	$(3)	$—	$—	$9,940	$(3)
Commercial paper	26,185	(29)	—	—	26,185	(29)
U.S. government and government agency securities	270,609	(628)	115,683	(620)	386,292	(1,248)
Corporate bonds	46,561	(70)	11,582	(128)	58,143	(198)
	$353,295	$(730)	$127,265	$(748)	$480,560	$(1,478)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$5,693	$(2)	$—	$—	$5,693	$(2)
Commercial paper	9,101	(3)	—	—	9,101	(3)
U.S. government and government agency securities	199,552	(694)	24,761	(38)	224,313	(732)
Corporate bonds	21,844	(28)	26,484	(246)	48,328	(274)
	$236,190	$(727)	$51,245	$(284)	$287,435	$(1,011)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses on certain of the Company's marketable securities are due to general market factors. The Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors during the three and six months ended June 30, 2024. As of June 30, 2024, the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

Maturity information based on fair value is as follows as of June 30, 2024:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$21,069	$625	$21,694
Commercial paper	36,555	—	36,555
U.S. government and government agency securities	283,225	125,771	408,996
Corporate bonds	55,284	20,355	75,639
	$396,133	$146,751	$542,884

5. Collaboration and License Agreements

The Company enters into collaborative arrangements for the research and development, and commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licenses of and options to out-license and in-license compound to other parties and in-licenses of compound from other parties. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements and royalty payments.

In-Licensing Arrangements with Daiichi Sankyo Company Ltd. ("DS")

The Company has in-licensed the rights to develop, manufacture and, if approved, commercialize multiple development stage drug candidates globally or in specific territories. These arrangements typically include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments and royalty payments. All upfront and development milestones were expensed in research and development expense as incurred. No upfront payment was obligated to be paid and expensed for the three and six months ended June 30, 2024.

Out-Licensing Arrangements

The Company's revenue related to its out-licensing collaborative agreements consist of upfront license fees and research and development services revenue from its collaboration agreements with Innovent Biologics Co. Ltd. ("Innovent") and Nippon Kayaku Co., Ltd. ("NK") for AB-106.

The following table summarizes total revenue recognized for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenue
Research and development service revenue	1,435	1,435
Total	$1,435	$1,435

There was no revenue for 2023 since the Acquisition of AnHeart completed in the second quarter of 2024.

Exclusive License Agreement with NewG Lab

In July 2020, AnHeart entered into an agreement with NewG Lab. under which they will grant a sub-licensable, royalty-bearing, exclusive right and license to NewG Lab to develop and commercialize AB-106 in Korea (the " NewG Lab Territory"), with NewG Lab responsible for funding ongoing clinical trials of AB-106, regulatory submissions after development and for commercialization upon regulatory approvals. They also granted NewG Lab the option to obtain the same aforementioned rights to AB-106 in Malaysia (the "NewG Lab Option").

The Company did not recognize revenue during the three months ended June 30, 2024. During July 2024, the Company terminated the agreement with NewG Lab.

Collaboration and License Agreement with Innovent

In May 2021, AnHeart entered into an agreement with Innovent, granting Innovent a sub-licensable, royalty-bearing, exclusive right and license to commercialize AB-106 in the People's Republic of China and Taiwan (the "Innovent Territory"). AnHeart is responsible for funding ongoing clinical trials of AB-106, regulatory submissions after development with Innovent responsible for commercialization upon regulatory approvals. They also granted Innovent the option to obtain a license to commercialize AB-329 once they provide proof of concept behind the compound in a region in the Innovent Territory (the "Innovent Option").

AnHeart determined that the license represents a single performance obligation. The R&D services represent a material promise and were determined to be a separate performance obligation at the outset of the agreement as the promise is distinct and has standalone value to Innovent. They concluded that, at the inception of the agreement, the Innovent Option did not constitute a material right as it does not represent a discount to the fair value of the exclusive license that Innovent would not have received without entering into the agreement and is therefore not considered a distinct performance obligation.

The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed. The portion of the transaction price allocated to the R&D services was deferred and is being recognized as R&D services revenue using an input method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $1.1 million during the three months ended June 30, 2024. As of June 30, 2024, the accounts receivable of Innovent was nil.

Collaboration and License Agreement with NK

In October 2023, AnHeart entered into an agreement with NK, granting NK a sub-licensable, royalty-bearing, exclusive right and license to commercialize AB-106 in Japan (the "NK Territory"). AnHeart is responsible for funding ongoing clinical trials of AB-106 in the NK Territory, with NK responsible for funding regulatory submissions in the NK Territory. The Company also granted NK a sub-licensable, royalty-bearing, exclusive right and license to research, develop and commercialize any new indications of AB-106 in the NK Territory ("NK New Indication Right").

AnHeart determined that the license represents a single performance obligation. The R&D services represent a material promise and were determined to be a separate performance obligation at the outset of the agreement as the promise is distinct and has standalone value to NK. They concluded that, at the inception of the agreement, the NK New Indication Right did not constitute a material right.

The portion of the transaction price allocated to the R&D services was deferred and is being recognized as R&D services revenue using an input method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $0.3 million for the three months ended June 30, 2024. As of June 30, 2024, the accounts receivable of NK was $ 0.1 million.

Contract assets and contract liabilities

When the Company satisfies its performance obligations by providing services to a customer before the customer pays consideration and before payment is due, the Company recognizes its rights to consideration as a contract asset.

The Company didn't recognize any contract assets as of June 30, 2024.

When a customer pays consideration before the Company provide services, the Company records its obligation as a contract liability. The Company expects to recognize all of this balance as revenue over the next 4 years.

The contract liabilities of the Company as of June 30, 2024 is listed in the table below.

June 30, 2024
(In thousands)
Research and development service revenue	21,357

Revenue recognized for the three months ended June 30, 2024 that was included in the contract liability balance at the Acquisition Date was $1.3 million.

The balance of contract liabilities as of June 30, 2024 represents the transaction price allocated to the remaining performance obligations. The contract liability of $12.2 million is expected to be recognized within one year and the rest in the following three years.

The compensation paid to obtain the contracts were immaterial, therefore, the Company has not capitalized any costs to obtain the contracts for the three months ended June 30, 2024.

The costs incurred to fulfill customer contracts were capitalized and amortized to cost of revenue on a systemic basis that is consistent with the transfer of R&D services to the customer to which the asset relates. For the three months ended June 30, 2024, $1.3 million of costs incurred to fulfill customer contracts were capitalized and expensed in the same period. There were no balances related to the costs incurred to fulfill customer contracts as of June 30, 2024.

6. Borrowing

In 2020, AnHeart entered into loan agreements with Bank of Hangzhou to obtain short-term borrowings to supplement its working capital. As of June 30, 2024, the outstanding balance net of repayments was $7.0 million. For the three months ended June 30, 2024, the Company had drawn down $7.0 million and repaid $5.6 million. The fixed interest rate of these borrowings was 4.05% per annum.

In 2022, AnHeart entered into loan agreements with China Merchants Bank to obtain short-term borrowings to supplement its working capital. As of June 30, 2024, the outstanding balance was $2.8 million. For the three months ended June 30, 2024, there were no borrowings or repayments. The fixed interest rate of these borrowings was 3.90% per annum.

On April 4, 2023, AnHeart entered into a Loan and Security Agreement ("2023 SSVB Agreement") with Shanghai Pudong Development Bank in Silicon Valley for up to 40.0 million RMB or equivalent in optional currency USD term loans ("SSVB Loan"). The SSVB Loan consists of a short-term working capital loan of 20 million RMB and a long-term loan of 20 million RMB, which matures on April 4, 2024 and April 4, 2025 respectively, at which time all outstanding balances are due. Draws on the line of credit for the short-term loans are payable on the maturity date of the SSVB Loan. Draws on the line of credit for the long-term loans are payable in equal instalments monthly over the shorter of 24 months or from the date the draw took place till the SSVB loan matures. Outstanding balances will bear interest at a fixed rate of 4.25%. As of June 30, 2024, the outstanding line of credit balance net of repayments was $1.8 million. For the three months ended June 30, 2024, the Company had repaid $ 0.7 million.

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

Operating lease expense was $0.5 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. Expense related to variable leases were not significant for the three and six months ended June 30, 2024 and 2023. Operating cash flows for the six months ended June 30, 2024 and 2023 included $1.1 million and $0.7 million for operating leases, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of June 30, 2024.

June 30, 2024
(In thousands)
2024 (remaining 6 months)	$1,095
2025	1,416
2026	629
2027 and thereafter	81
Total undiscounted lease payments	3,221
Less: imputed interest	(173)
Total operating lease liabilities	$3,048

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 6.81%. The Company's weighted average remaining lease term was 1.81 years as of June 30, 2024.

8. Net Loss per Share

Net loss per common share is computed using the two-class method required due to the participating nature of the convertible preferred stock. Although the convertible preferred stock are participating securities, such securities do not participate in net losses and therefore do not impact the Company’s net loss from continuing operations per share calculation as of June 30, 2024.

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

The following securities outstanding at June 30, 2024 and 2023 have been excluded from the calculation of weighted average shares outstanding:

	As of June 30,
	2024	2023
Warrants	8,681,193	5,787,462
Class A Common Stock options	52,692,948	33,208,484
Restricted stock units	2,161,352	—
Convertible preferred stock	85,120,200	—

9. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the six months ended June 30, 2024 and 2023, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2024	2023
Balance at beginning of period	$181	$(5,526)
Unrealized gain (loss)	(1,601)	936
Amount reclassified for realized gain on marketable securities	6	195
Currency translation adjustment	148	—
Balance at end of period	$(1,266)	$(4,395)

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

The stock-based compensation expense included in the Company’s condensed statement of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$4,190	$2,420	$6,482	$4,431
General and administrative	5,379	3,103	8,128	5,929
	$9,569	$5,523	$14,610	$10,360

The following table summarizes stock option activity under the 2019 Plan, 2021 Plan and assumed options in the AnHeart Acquisition for the six months ended June 30, 2024.

Shares
Outstanding at December 31, 2023	30,649,239
Options assumed for the Acquisition of AnHeart	13,742,239
Granted	11,322,679
Exercised	(1,798,190)
Forfeited or canceled	(1,223,019)
Outstanding at June 30, 2024	52,692,948
Exercisable at June 30, 2024	23,909,107

The weighted average exercise price of all outstanding options as of June 30, 2024 was $2.80 per share.

The following table summarizes the activity for the restricted stock units assumed in the AnHeart Acquisition for the six months ended June 30, 2024.

Restricted Stock
Units
Non-vested at December 31, 2023	—
RSUs assumed for the Acquisition of AnHeart	2,201,694
Granted	—
Vested	(40,342)
Forfeited or canceled	—
Non-vested at June 30, 2024	2,161,352

11. Warrants

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

Following the Acquisition, the Company issued 2,893,731 Consideration Warrants. The Consideration Warrants are restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding Public Warrants.

At June 30, 2024, there were an aggregate of 8,681,193 warrants outstanding.

The Company concluded that the Consideration Warrants, Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 4). The change in fair value resulted in a gain of $1.1 million during the three months ended June 30, 2024.

The fair value of Consideration, Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market and the related Warrant liability is included in Level 1 fair value measurements. The Company utilizes the Black-Scholes option pricing formula to determine the fair value of the Private Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability for the Private Warrants is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The annualized volatility of the Warrant was based on a calibration to the publicly traded warrant price as of the valuation date. The risk-free interest rate was estimated using linear interpolation assuming a term consistent with the time until the warrants expire, and yield information was based on U.S. Treasury Constant Maturities. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended June 30, 2024.

The following table provides quantitative assumptions regarding Level 3 fair value measurements:

	June 30, 2024	December 31, 2023
Stock price	$2.92	$1.51
Strike price	$11.50	$11.50
Term (in years)	1.6	2.1
Volatility	98.1%	82.7%
Risk-free rate	4.9%	4.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding warrants (in thousands):

June 30, 2024
Public Warrants	$767
Private Placement Warrants	78
Forward Purchase Warrants	133
Consideration Warrants	463
Total	$1,441

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the six months ended June 30, 2024 (in thousands):

Six Months Ended
June 30, 2024
Beginning balance	$15
Change in fair value of Private Warrants liability recognized in earnings	63
Ending balance	$78

12. Commitments and Contingencies

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

Overview

We are a late clinical-stage, global biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel product candidates. We were founded in 2018 by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016. We leverage our team’s extensive expertise in medicinal chemistry, preclinical development, drug development, business development, manufacturing, and commercialization to pursue oncology targets validated by strong clinical or preclinical data and develop novel small molecules that improve the activity and overcome the liabilities of currently marketed drugs.

As a result of our April 2024 Acquisition of AnHeart Therapeutics Ltd. ("AnHeart"), our most advanced clinical-stage product candidate, taletrectinib, is an oral, potent, central nervous system-active, selective, next-generation ROS1 inhibitor specifically designed for the treatment of patients with ROS1-positive non-small cell lung cancer ("NSCLC"). Taletrectinib is being evaluated for the treatment of patients with advanced ROS1-positive NSCLC in two Phase 2 single-arm pivotal studies: TRUST-I in China, and TRUST-II, a global study. Taletrectinib has been granted Orphan Drug Designation by the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with ROS1-positive NSCLC and other NSCLC indications, and Breakthrough Therapy Designations by both the U.S. FDA and China’s National Medical Products Administration ("NMPA") for the treatment of patients with advanced or metastatic ROS1-positive NSCLC. Based on results of the TRUST-I clinical study, China’s NMPA has accepted and granted Priority Review Designations to New Drug Applications for taletrectinib for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC who either have or have not previously been treated with ROS1 tyrosine kinase inhibitors ("TKIs"). Worldwide development and commercial rights to taletrectinib have been in-licensed from Daiichi Sankyo. Commercial rights to taletrectinib have been out-licensed in China and Japan.

In addition to taletrectinib, our clinical-stage pipeline includes differentiated, novel oncology product candidates that have been generated from our proprietary drug discovery and development programs or acquired through business development activities:

•
Safusidenib is a novel, oral, potent, brain penetrant, targeted inhibitor of mutant isocitrate dehydrogenase 1 ("mIDH1"). Safusidenib is being evaluated in a global Phase 2 study for the treatment of patients with diffuse IDH1-mutant glioma.
•
NUV-1511 is our first clinical-stage drug-drug conjugate ("DDC"), which fuses a targeting agent to a widely used chemotherapy agent. NUV-1511 is being evaluated in a Phase 1/2 study for the treatment of patients with advanced solid tumors who previously received and progressed on or after treatment with Enhertu® and/or Trodelvy® per approved U.S. FDA labeling, human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer, metastatic castration-resistant prostate cancer (“mCRPC”), advanced pancreatic cancer, and platinum-resistant ovarian cancer ("PROC").
•
NUV-868 is a BD2-selective, oral, small molecule bromodomain and extra-terminal ("BET") inhibitor that inhibits BRD4. NUV-868 has completed a Phase 1 monotherapy study for the treatment of patients with advanced solid tumors and a Phase 1b study in combination with olaparib for the treatment of patients with ovarian cancer, pancreatic cancer, mCRPC, triple negative breast cancer, and other solid tumors, and in combination with enzalutamide for the treatment of patients with mCRPC. After an internal analysis of efficacy and safety data collected from these studies, we have decided not to initiate a Phase 2 study of NUV-868 as a monotherapy or in combination with olaparib or enzalutamide in the advanced solid tumor indications that were part of the Phase 1 and Phase 1b study designs. We are evaluating next steps for the NUV-868 program, including further development in combination with approved products for indications in which BD2-selective BET inhibitors may improve outcomes for patients.

Recent Developments

•
On April 9, 2024, we completed the previously announced Acquisition of AnHeart.

•
In June 2024, we announced data from our pivotal Phase 2 TRUST-I study evaluating taletrectinib in patients in China, which was published in the Journal of Clinical Oncology (Zhou et al., 2024) and presented at the American Society of Clinical Oncology Annual Meeting (Li et al., 2024).
•
In July 2024, we announced that we will present pooled data from the pivotal Phase 2 TRUST-I and TRUST-II studies of taletrectinib for the treatment of patients with advanced ROS1-positive NSCLC at the European Society of Medical Oncology Congress 2024, which will support our planned New Drug Application in the United States.
•
In July 2024, we announced that taletrectinib has been granted Orphan Drug Designation by the U.S. FDA for the treatment of ROS1-positive NSCLC and other NSCLC indications.
•
In July 2024, we terminated our exclusive license agreement with NewG Lab Co., Ltd. (“NewG Lab”). AnHeart previously entered into an agreement with NewG Lab to develop and commercialize taletrectinib in Korea.
•
We have completed an internal analysis of efficacy and safety data collected from the Phase 1 monotherapy and Phase 1b combination studies of NUV-868. Following this analysis, we have decided not to initiate a Phase 2 study of NUV-868 as a monotherapy or in combination with olaparib or enzalutamide in the advanced solid tumor indications that were part of the Phase 1 and Phase 1b study designs. We are evaluating next steps for the NUV-868 program, including further development in combination with approved products for indications in which BD2-selective BET inhibitors may improve outcomes for patients.

Financial Overview

Since our inception in 2018, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies, clinical trials, establishing and maintaining our intellectual property portfolio, developing our manufacturing network and managing the manufacture of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. The Company's revenue related to its out-licensing collaborative agreements consist of upfront license fees and research and development services revenue from its collaboration agreements. We have funded our operations to date primarily from the issuance and sale of our common and preferred stock, including through the Merger and a Private Investment in Public Equity ("PIPE") financing in connection with the Merger.

We have incurred net losses in each year since inception. As of June 30, 2024, we had an accumulated deficit of $820.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Components of Results of Operations

Revenues

The Company enters into collaborative arrangements for the research and development, and commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licenses of and options to out-license in-licensed compound to other parties and in-licenses of compound from other parties. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements and royalty payments.

The Company receives payments from its customers based on billing terms established in the contract. Up-front payments and fees are recorded as contract liabilities (e.g., deferred revenue) upon receipt or when due until the Company performs its obligations under the arrangement. In the event of an early termination of a collaboration agreement, any contract liabilities would be recognized in the period in which all our obligations under the agreement have been fulfilled.

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

Results of Operations for The Three and Six Months Ended June 30, 2024 and 2023

Revenues

The Company's revenue related to its out-licensing collaborative agreements consist of upfront license fees and research and development services revenue from its collaboration agreements.

The following table summarizes total revenue recognized for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenue
Research and development service revenue	1,435	1,435
Total	$1,435	$1,435

There was no revenue in 2023 since the Acquisition of AnHeart completed in the second quarter of 2024.

The following table presents a breakdown of our operating expenses by functional category:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
(In thousands)
Operating expenses:
Research and development	$29,247	$18,590	$10,657	$42,089	$37,377	$4,712
Acquired in-process research and development	425,070	—	425,070	425,070	—	425,070
General and administrative	16,156	7,541	8,615	23,513	15,275	8,238
Total operating expenses	$470,473	$26,131	$444,342	$490,672	$52,652	$438,020

Research and Development Expenses

Research and development expenses increased by $10.6 million for the three months ended June 30, 2024 compared to 2023. The increase was primarily due to a $5.9 million increase in personnel-related costs driven by the Acquisition of AnHeart, stock-based compensation and other benefits and a $4.7 million increase in third-party costs related to research services and drug manufacturing as a result of clinical trial expense for taletrectinib.

Research and development expenses increased by $4.7 million for the six months ended June 30, 2024 compared to 2023. The increase was primarily due to a $6.6 million increase in personnel-related costs driven by the Acquisition of AnHeart as well as stock-based compensation and other benefits offset by $1.9 million decrease in third-party costs related to research services and drug manufacturing as a result of completing the Phase 1 monotherapy study of NUV-868 .

Acquired In-process Research and Development Expenses

On April 9, 2024, as a result of the Acquisition of AnHeart, we recorded a $425.1 million charge representing an acquired in-process research and development asset with no alternative future use in acquired in-process research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $8.6 million for the three months ended June 30, 2024, compared to 2023. The increase was due to a $3.9 million increase in personnel-related costs as a result of the Acquisition of AnHeart, $1.1 million increase in professional fees, $1.2 million increase in marketing expense, $0.8 million increase in legal fees, $0.2 million increase in occupancy expense, $0.2 million increase in foreign currency impact and a $1.4 million increase in miscellaneous expense offset by a $0.2 million decrease in insurance expense.

General and administrative expenses increased by $8.2 million for the six months ended June 30, 2024, compared to 2023. The increase was due to a $3.8 million increase in personnel-related costs as a result of the Acquisition of AnHeart, $1.2 million increase in professional fees, $1.2 million increase in marketing expense, $0.6 million increase in legal fees, $0.3 million increase in occupancy expense, $0.2 million in foreign currency impact and a $1.5 million increase in miscellaneous expense offset by a $0.6 million decrease in insurance.

Other Income (Expense), Net

The following table presents a breakdown of our other income (expense):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
(In thousands)
Other income (expense):
Interest income	$7,144	$6,086	$1,058	$14,274	$11,065	$3,209
Interest expense	(132)	—	(132)	(132)	—	(132)
Investment advisory fees	(247)	(231)	(16)	(512)	(461)	(51)
Change in fair value of warrant liability	1,135	(265)	1,400	(324)	(123)	(201)
Realized loss on marketable securities	(7)	(99)	92	(6)	(195)	189
Total other income (expense), net	$7,893	$5,491	$2,402	$13,300	$10,286	$3,014

Other income (expense), net increased by $2.4 million for the three months ended June 30, 2024 compared to 2023 primarily related to interest income from investments increase of $1.0 million in 2024 primarily because of higher treasury yield in 2024 compared to 2023, a $1.4 million increase in the change of fair value of warrant compared to prior year and a decrease of net loss of $0.1 million on marketable securities offset by a $0.1 million increase in interest expense.

Other income (expense), net increased by $3.0 million for the six months ended June 30, 2024 compared to 2023 primarily related to interest income from investments increase of $3.2 million in 2024 primarily because of higher treasury yield in 2024 compared to 2023 and a decrease of net loss of $0.2 million was primarily due to sale of U.S. Treasuries at losses in 2023 offset by a $0.2 million increase in the change of fair value of warrant compared to prior year, $0.1 million increase in interest expense and a $0.1 million increase in investment advisory fees.

Liquidity, Capital Resources and Plan of Operations

From inception through June 30, 2024, our operations have been financed primarily by the sale and issuance of Series A preferred stock and Common Stock. As of June 30, 2024, we had $577.2 million in cash, cash equivalents and marketable securities and an accumulated deficit of $820.1 million.

Our primary use of cash is to fund operating expenses, which consist of research and development expenses related to our clinical-stage product candidates and preclinical programs, and to a lesser extent, general and administrative expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our current and future preclinical studies and clinical trials, and to complete the process of obtaining regulatory approval for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we will require substantial additional funding in the future.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash used in operating activities	$(53,026)	$(36,815)
Cash provided by (used in) investing activities	41,815	(14,650)
Cash provided by financing activities	2,769	431
Net increase (decrease) in cash and cash equivalents	$(8,442)	$(51,034)

Operating Activities

In 2024, cash used in operating activities of $53.0 million was attributable to a net loss of $477.3 million, a net change of $10.7 million in our net operating assets and liabilities offset by non-cash charges of $435.0 million. The change in operating assets and liabilities was primarily due to a $4.0 decrease in accrued expenses, $2.8 million decrease in accounts payable, $1.7 million increase in prepaid expenses and other current assets, $1.4 million decrease in contract liabilities, $0.2 million increase in interest receivable on marketable securities, $0.5 million increase in other non-current assets and $0.1 million increase in accounts receivable. The non-cash charges consisted primarily of $425.1 million of acquired in-process research and development, stock-based compensation of $14.6 million and changes in fair value of warrant liability of $0.3 million, $0.3 million of depreciation and amortization offset by amortization of premium on marketable securities of $5.2 million and $0.1 million of non cash lease expense.

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

Investing Activities

In 2024, cash provided by investing activities of $41.8 million was related to the $251.3 million of proceeds from the sale of marketable securities, $19.8 cash acquired from the Acquisition of AnHeart, offset by purchase of marketable securities of $221.9 million and $7.4 million of transaction costs related to the Acquisition of AnHeart.

In 2023, cash used for investing activities of $14.6 million was related to the purchase of marketable securities of $443.8 million offset by $429.2 million of proceeds from the sale of marketable securities.

Financing Activities

In 2024, cash provided by financing activities of $2.8 million was related to the $2.0 million proceeds from exercise of options and $0.1 million of proceeds from issuance of Common Stock under the Employee Stock Purchase Plan, $7.0 million of proceeds from borrowings offset by $6.3 million of debt repayments.

In 2023, cash provided by financing activities of $0.4 million was related to the $0.3 million of proceeds from exercise of options and $0.1 million of proceeds from issuance of Common Stock under the Employee Stock Purchase Plan.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition

The Company applies ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") to account for its revenue transactions. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the five-step model. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. Accounts receivable represent amounts invoiced and revenues recognized prior to invoicing when the Company has satisfied its performance obligation and has the unconditional right to payment.

Collaborative Arrangement

In November 2018, the FASB issued Topic 808, "Collaborative Arrangements" ("ASC 808"): Clarifying the Interaction between ASC 808 and ASC 606. This update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted this standard for all periods presented. The Company enters into collaborative arrangements for the research and development, manufacture and/or commercialization of drug products and drug candidates. The Company assessed and determined that none of the collaboration agreements entered into during the periods presented were within the scope of ASC 808, as all of the agreements did not involve active participation by both parties in a joint research activity, and therefore did not qualify as collaborative arrangements under ASC 808. The Company has determined that all the elements of the above collaborations are reflective of a vendor-customer relationship and therefore within the scope of ASC 606. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the five-step model under ASC 606 noted above. The Company recognizes revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. The Company's collaborative arrangements may contain more than one unit of account, or performance obligation, including grants of licenses to intellectual property rights, agreements to provide research and development services and other deliverables. The collaborative arrangements do not include a right of return for any deliverable. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. In developing the stand-alone selling price for a performance obligation, the Company considers competitor pricing for a similar or identical product, market awareness of and perception of the product, expected product life and current market trends. In general, the consideration allocated to each performance obligation is recognized when the respective obligation is satisfied either by delivering a good or providing a service, limited to the consideration that is not constrained. Non-refundable payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as contract liabilities.

Licenses of intellectual property

If a license to the Company's intellectual property is determined to be distinct from the other promises or performance obligations identified in the contract, the Company recognizes revenue from the portion of the transaction price allocated to the license at a point in time, when the license is transferred to the customer and the customer is able to benefit from the license.

Research and development services

The portion of a transaction price allocated to research and development services performance obligations is deferred and recognized as revenue over time as delivery or performance of such services occurs based on the use of an input method.

Customer options

A customer's right to choose, at its discretion, to make a payment for additional goods or services is generally considered an option. If the Company is not presently obligated to provide and does not have a right to consideration for delivering additional goods or services, the item is considered an option. The Company evaluates the customer options for material rights, such as the ability to acquire additional goods or services for free or a discount. Optional future services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. The optional future services do not include a material right to be accounted for as performance obligations.

Milestones payments

The Company's collaboration agreements include development and regulatory milestones. The Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company's control or the licensee's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

Royalties

For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any sales-based royalty revenue resulting from the Company's collaboration agreements.

The Company receives payments from its customers based on billing terms established in the contract. Up-front payments and fees are recorded as contract liabilities (e.g., deferred revenue) upon receipt or when due until the Company performs its obligations under the arrangement.

In the event of an early termination of a collaboration agreement, any contract liabilities would be recognized in the period in which all our obligations under the agreement have been fulfilled. For a complete discussion of accounting for revenue, see the section titled "Collaboration and License Agreements" in Note 5 to our consolidated financial statements for the three months ended June 30, 2024 appearing elsewhere in this report.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of Consideration, Public, and Forward Purchase Warrants was determined using the closing price of the publicly traded warrants on the NYSE market. The fair value of the Private Warrants was estimated using the Black-Scholes option pricing formula. See the section titled "Fair Value Measurements and Marketable Securities Available-for-Sale" in Note 4 to our consolidated financial statements for the three months ended June 30, 2024 appearing elsewhere in this report.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the three months ended June 30, 2024 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $577.2 million as of June 30, 2024, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

On April 9, 2024, we completed the Acquisition of AnHeart Therapeutics Ltd. (“AnHeart”), and are currently integrating AnHeart into our operations, compliance programs and internal control processes. Other than the addition of AnHeart’s operations to our internal control over financial reporting and any related changes in control to integrate AnHeart into Nuvation Bio Inc., there has not been any change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $104.2 million and $75.8 million in 2022 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $820.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2024, we had $577.2 million in cash and investments, and an accumulated deficit of $820.1 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We will require additional capital to complete our planned clinical development programs for our clinical stage product candidates as well as our preclinical product candidates to obtain regulatory approval. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates, if approved.

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

We also may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, this could harm our future operating results by effectively increasing our future tax obligations. In addition, due to changes in laws and regulations, including changes proposed or implemented by the current or a future U.S. presidential administration, such as alternative minimum taxes, or other unforeseen reasons, our existing net operating losses could become unavailable to reduce future income tax liabilities. Further, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027.

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

Further, we, the FDA or comparable foreign regulatory authorities, an Institutional Review Board, or an Ethics Committee may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with applicable regulatory requirements, including the FDA’s current Good Clinical Practice, (“GCP”) and foreign equivalents, regulators find that we are exposing participants to unacceptable health risks or if the FDA or comparable foreign regulatory authorities find deficiencies in our Investigational New Drugs, clinical trial applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed or eliminated entirely.

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

Pursuant to the terms of the Taletrectinib In-License Agreement and the Safusidenib In-License Agreement, we received certain exclusive licenses to develop, manufacture and commercialize taletrectinib and safusidenib, respectively. Consequently, our ability to develop and commercialize taletrectinib and safusidenib depends on our ability to maintain these agreements with Daiichi Sankyo. We are subject to a number of other risks associated with our dependence on the Taletrectinib In-License Agreement and the Safusidenib In-License Agreement, including:

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

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital to fund expenses. The commercial rights to taletrectinib have been out-licensed in China and Japan, and we may enter into other collaboration agreements with pharmaceutical and biotechnology companies for the future development and potential commercialization of our product candidates. We will likely have limited control over the amount and timing of resources that our current and future collaborators dedicate to the development or commercialization of any product candidates we may seek to develop and commercialize with them. We cannot predict the success of any current or future collaboration that we may enter into.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There have been judicial, executive and congressional challenges to certain aspects of the Affordable Care Act. In 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, there have been a number of health reform initiatives by the Biden administration that have impacted the Affordable Care Act. For example, the Inflation Reduction Act of 2022 (“IRA”), among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We continue to evaluate the effect that the Affordable Care Act and its possible repeal and replacement has on our business.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by “covered entities”, i.e. health plans, healthcare clearinghouses and certain healthcare providers, as well as their “business associates” and covered subcontractors that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information;
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

As of June 30, 2024, we had 167 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In addition, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on various third parties and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, personnel email, and other functions. We also rely on third parties to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if such third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

The indirect transfer of equity interests in China resident enterprises by a non-China resident enterprise (“Indirect Transfer”), is potentially subject to income tax in China at a rate of 10% on the gain if such transfer is considered as not having a commercial purpose and is carried out for tax avoidance. The State Administration of Taxation (“SAT”) has issued several rules and notices to tighten the scrutiny over acquisition transactions in recent years. The Announcement of the State Administration of Taxation on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfer by Non-Resident Enterprises (“SAT Circular 7”), sets out the scope of Indirect Transfers, which includes any changes in the shareholder’s ownership of a foreign enterprise holding Chinese assets directly or indirectly in the course of a group’s overseas restructuring, and the factors to be considered in determining whether an Indirect Transfer has a commercial purpose. An Indirect Transfer satisfying all the following criteria will be deemed to lack a bona fide commercial purpose and be taxable under Chinese laws: (i) 75% or more of the equity value of the intermediary enterprise being transferred is derived directly or indirectly from the Chinese taxable assets; (ii) at any time during the one-year period before the indirect transfer, 90% or more of the asset value of the intermediary enterprise (excluding cash) is comprised directly or indirectly of investments in China, or 90% or more of its income is derived directly or indirectly from China; (iii) the functions performed and risks assumed by the intermediary enterprise and any of its subsidiaries that directly or indirectly hold the Chinese taxable assets are limited and are insufficient to prove their economic substance; and (iv) the non-Chinese tax payable on the gain derived from the indirect transfer of the Chinese taxable assets is lower than the potential Chinese income tax on the direct transfer of such assets. A transaction that does not satisfy all four tests in the immediately preceding sentence may nevertheless be deemed to lack a bona fide commercial purpose if the taxpayer cannot justify such purpose from a totality approach, taking into account the transferred group’s value, income, asset composition, the history and substance in the structure, the non-Chinese tax implications, any tax treaty benefit and the availability of alternative transactions. Nevertheless, a non-resident enterprise’s buying and selling shares of the same listed foreign enterprise on the public market will fall under the safe harbor available under SAT Circular 7 if the shares were purchased on the public market as well and will not be subject to Chinese tax pursuant to SAT Circular 7.

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

As of June 30, 2024, we have options outstanding to purchase approximately 52,692,948 shares of Class A Common Stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue under the 2021 Plan an aggregate of up to 54,911,238 shares of Class A Common Stock and Class B Common Stock, which amount will be subject to increase from time to time. In addition, in the AnHeart Acquisition, we assumed the AnHeart equity incentive plans and reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance upon exercise of outstanding options or settlement of outstanding restricted stock units issued under those plans. We may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2024	N/A	$ N/A	N/A	N/A
May 2024	N/A	$ N/A	N/A	N/A
June 2024	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

On June 21, 2024, Jerry Wang, AnHeart's Chief Executive Officer and member of the board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 130,886 shares of the Company's Common Stock. Pursuant to this plan, Mr. Wang may sell shares beginning October 21, 2024 and ending November 1, 2025.

On June 21, 2024, Kerry Wentworth, the Company's Chief Regulatory Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 303,920 shares of the Company's Common Stock. Pursuant to this plan, Ms. Wentworth may sell shares beginning October 21, 2024 and ending November 1, 2025.

On June 21, 2024, David Hanley, the Company's Chief Technical Operations Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 500,000 shares of the Company's Common Stock. Pursuant to this plan, Mr. Hanley may sell shares beginning October 21, 2024 and ending November 1, 2025.

On June 21, 2024, Gary Hattersley, the Company's Chief Scientific Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 398,935 shares of the Company's Common Stock. Pursuant to this plan, Mr. Hanley may sell shares beginning October 21, 2024 and ending November 1, 2026.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1

Agreement and Plan of Merger and Reorganization, dated March 24, 2024, by and among Nuvation Bio Inc., AnHeart Therapeutics Ltd., Artemis Merger Sub I, Ltd. and Artemis Merger Sub II, Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-39351) filed on March 25, 2024)

3.1

Amended and Restated Certificate of Incorporation previously filed with the SEC on February 12, 2021 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39351), which is incorporated herein by reference.

3.2

Amended and Restated Bylaws previously filed with the SEC on February 12, 2021 as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39351), which is incorporated herein by reference.

4.1

Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock previously filed with the SEC on March 25, 2024 as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-39351), which is incorporated herein by reference.

10.1#

Non-Employee Director Compensation Policy previously filed with the SEC on May 14, 2024 as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-39351), which is incorporated herein by reference.

10.2#†

Forms of Option Grant Notice and Option Agreement under the 2021 Equity Incentive Plan – Long-Term Incentive Program previously filed with the SEC on May 9, 2022 as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-39351), which is incorporated herein by reference.

10.3‡

License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated December 7, 2018 previously filed with the SEC on May 14, 2024 as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-39351), which is incorporated herein by reference.

10.4‡

First Amendment to License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated August 17, 2024 previously filed with the SEC on May 14, 2024 as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-39351), which is incorporated herein by reference.

10.5‡

License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated September 7, 2020 previously filed with the SEC on May 14, 2024 as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-39351), which is incorporated herein by reference.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 5th day of August, 2024.

NUVATION BIO INC.

Date: August 5, 2024	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer

Date: August 5, 2024	/s/ Moses Makunje
Moses Makunje, VP, Finance Principal Financial and Accounting Officer