Form 10-Q
period 2024-09-30
Nuvation Bio Inc.
filed 2024-11-06
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024, the registrant had 336,566,525 shares of Common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,036	$42,649
Accounts receivable, net of allowance for credit loss of $nil	112	—
Prepaid expenses and other current assets	11,598	1,519
Marketable securities	519,099	568,564
Interest receivable on marketable securities	4,140	3,702
Total current assets	564,985	616,434
Property and equipment, net of accumulated depreciation of $839 and $666, respectively	719	717
Intangible assets, net of accumulated amortization of $291	2,779	—
Lease security deposit	144	141
Operating lease right-of-use assets	2,472	3,605
Other non-current assets	480	587
Total assets	$571,579	$621,484
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,380	$2,209
Current operating lease liabilities	1,781	1,972
Contract liabilities, current portion	12,942	—
Short-term borrowings	8,426	—
Accrued expenses	23,506	9,793
Total current liabilities	59,035	13,974
Warrant liability	908	353
Contract liabilities, net of current portion	7,937	—
Non-current operating lease liabilities	985	2,035
Total liabilities	68,865	16,362
Commitments and contingencies (Note 12)
Stockholders’ equity
Class A and Class B Common Stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of September 30, 2024 and December 31, 2023, respectively, 336,248,642 (Class A 335,248,642, Class B 1,000,000) and 219,046,219 (Class A 218,046,219, Class B 1,000,000) shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,362,631	947,745
Accumulated deficit	(861,298)	(342,804)
Accumulated other comprehensive (loss) income	1,381	181
Total stockholders’ equity	502,714	605,122
Total liabilities and stockholders’ equity	$571,579	$621,484

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$727	$—	$2,162	$—
Cost of revenue	1,515		2,862
Gross deficit	(788)	—	(700)	—
Operating expenses:
Research and development	27,731	18,561	69,820	55,938
Acquired in-process research and development	—	—	425,070	—
Selling, general and administrative	19,582	7,778	43,095	23,053
Total operating expenses	47,313	26,339	537,985	78,991
Loss from operations	(48,101)	(26,339)	(538,685)	(78,991)
Other income (expense):
Interest income	6,726	6,523	21,000	17,588
Interest expense	(120)	—	(252)	—
Investment advisory fees	(237)	(228)	(749)	(689)
Change in fair value of warrant liability	533	383	209	260
Realized (loss) gain on marketable securities	(11)	12	(17)	(183)
Total other income (expense), net	6,891	6,690	20,191	16,976
Loss before income taxes	(41,210)	(19,649)	(518,494)	(62,015)
Provision for income taxes	—	—	—	—
Net loss	$(41,210)	$(19,649)	$(518,494)	$(62,015)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.09)	$(2.11)	$(0.28)
Weighted average common shares outstanding, basic and diluted	273,565	218,935	245,885	218,842
Comprehensive loss:
Net loss	$(41,210)	$(19,649)	$(518,494)	$(62,015)
Other comprehensive loss, net of taxes:
Currency translation adjustment	(742)	—	(594)	—
Change in unrealized gain on available-for-sale securities	3,389	1,097	1,794	2,228
Comprehensive loss	$(38,563)	$(18,552)	$(517,294)	$(59,787)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity

(Unaudited, In thousands, except share data)

For the Three and Nine Months Ended September 30, 2024 and 2023

	Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2023	—	$—	218,046,219	1,000,000	$947,745	$(342,804)	$181	$605,122
Exercise of stock options	—	—	37,000	—	21	—	—	21
Stock-based compensation	—	—	—	—	5,041	—	—	5,041
Net loss	—	—	—	—	—	(14,792)	—	(14,792)
Other comprehensive loss	—	—	—	—	—	—	(1,350)	(1,350)
Balance, March 31, 2024	—	—	218,083,219	1,000,000	952,807	(357,596)	(1,169)	594,042
Issuance of Common Stock for AnHeart acquisition	—	—	27,646,255	—	89,297	—	—	89,297
Issuance of convertible preferred stock related to the AnHeart acquisition	851,202	274,938	—	—	—	—	—	—
Issuance of replacement awards related to the AnHeart acquisition	—	—	—	—	24,818	—	—	24,818
Issuance of Common Stock for purchase under the ESPP	—	—	93,723	—	108	—	—	108
Issuance of Common Stock for RSUs vested	—	—	40,342	—	—	—	—	—
Exercise of stock options	—	—	1,761,190	—	1,948	—	—	1,948
Stock-based compensation	—	—	—	—	9,569	—	—	9,569
Net loss	—	—	—	—	—	(462,492)	—	(462,492)
Currency translation adjustment		—	—	—		—	148	148
Other comprehensive loss	—	—	—	—	—	—	(245)	(245)
Balance, June 30, 2024	851,202	$274,938	247,624,729	1,000,000	$1,078,547	$(820,088)	$(1,266)	$257,193
Conversion of preferred stock to Common Stock related to the AnHeart acquisition	(851,202)	(274,938)	85,120,200	—	274,938	—	—	274,938
Issuance of Common Stock for RSUs vested	—	—	161,795	—	—	—	—	—
Exercise of stock options	—	—	2,341,918	—	1,670	—	—	1,670
Stock-based compensation	—	—	—	—	7,476	—	—	7,476
Net loss	—	—	—	—	—	(41,210)	—	(41,210)
Currency translation adjustment		—	—	—		—	(742)	(742)
Other comprehensive income	—	—	—	—	—	—	3,389	3,389
Balance, September 30, 2024	—	$—	335,248,642	1,000,000	$1,362,631	$(861,298)	$1,381	$502,714

	Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Loss	Equity

Balance, December 31, 2022	—	$—	217,632,699	1,000,000	$927,604	$(267,002)	$(5,526)	$655,076
Exercise of stock options	—	—	171,023	—	298	—	—	298
Stock-based compensation	—	—	—	—	4,837	—	—	4,837
Net loss	—	—	—	—	—	(21,726)	—	(21,726)
Other comprehensive income	—	—	—	—	—	—	2,588	2,588
Balance, March 31, 2023	—	—	217,803,722	1,000,000	$932,739	$(288,728)	$(2,938)	$641,073
Issuance of Common Stock for purchase under the ESPP	—	—	95,740	—	133	—	—	133
Stock-based compensation	—	—	—	—	5,523	—	—	5,523
Net loss	—	—	—	—	—	(20,640)	—	(20,640)
Other comprehensive loss	—	—	—	—	—	—	(1,457)	(1,457)
Balance, June 30, 2023	—	$—	217,899,462	1,000,000	$938,395	$(309,368)	$(4,395)	$624,632
Exercise of stock options	—	—	44,591	—	77	—	—	77
Stock-based compensation	—	—	—	—	5,431	—	—	5,431
Net loss	—	—	—	—	—	(19,649)	—	(19,649)
Other comprehensive income	—	—	—	—	—	—	1,097	1,097
Balance, September 30, 2023	—	$—	217,944,053	1,000,000	$943,903	$(329,017)	$(3,298)	$611,588

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, In thousands)

For the Nine Months Ended September 30,	2024	2023
Cash flows from operating activities:
Net loss	$(518,494)	$(62,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,086	15,791
Depreciation and amortization	464	167
Non-cash lease expense	(109)	(38)
Change in fair value of warrant liability	(209)	(260)
Amortization of premium on marketable securities	(7,346)	(8,798)
Realized loss on marketable securities	17	183
Net loss on disposal of property and equipment	171	19
Acquired in-process research and development	425,070	—
Change in operating assets and liabilities:
Accounts receivable	(112)	—
Prepaid expenses and other current assets	(7,336)	843
Interest receivable on marketable securities	(437)	(548)
Other non-current assets	104	(587)
Accounts payable	4,378	234
Contract liabilities	(1,868)	—
Accrued expenses	(490)	2,039
Net cash used in operating activities	(84,111)	(52,970)
Cash flow from investing activities:
Cash acquired from AnHeart acquisition	19,863	—
Transaction costs related to AnHeart acquisition	(7,343)	—
Purchases of marketable securities	(307,603)	(554,635)
Proceeds from sale of marketable securities	366,189	530,449
Purchases of property and equipment	(175)	(56)
Net cash provided by (used in) investing activities	70,931	(24,242)
Cash flow from financing activities:
Proceeds from borrowings	7,035	—
Payments on borrowings	(9,530)	—
Proceeds from issuance of Common Stock under ESPP	108	133
Proceeds from exercises of options	3,618	375
Net cash provided by financing activities	1,231	508
Effect of foreign exchange rate changes on cash and cash equivalents	(664)	—
Net decrease in cash and cash equivalents	(12,613)	(76,704)
Cash and cash equivalents, beginning of the period	42,649	101,099
Cash and cash equivalents, end of the period	$30,036	$24,395

Non-cash investing activities:
Issuance of Common Stock related to the AnHeart acquisition	$89,297	$—
Issuance of convertible preferred stock related to the AnHeart acquisition	$274,938	$—
Issuance of warrants related to the AnHeart acquisition	$764	$—
Issuance of replacement awards related to the AnHeart acquisition	$24,818	$—
Non-cash operating activities:
Right-of-use asset recognized	$213	$1,216
Operating lease liability recognized	$213	$1,216

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

On April 9, 2024 (the "Acquisition Date"), the Company completed its acquisition of AnHeart Therapeutics Ltd., an exempted company incorporated under the laws of the Cayman Islands (“AnHeart”), pursuant to that certain Agreement and Plan of Merger (the "AnHeart Merger Agreement"), by and among the Company, AnHeart, Artemis Merger Sub I, Ltd., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company, and Artemis Merger Sub II, Ltd., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023 and the cash flows for the nine months ended September 30, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Liquidity

As of September 30, 2024, the Company has an accumulated deficit of approximately $861.3 million and net cash used in operating activities was approximately $84.1 million for the nine months ended September 30, 2024. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of September 30, 2024, the Company had cash, cash equivalents, and marketable securities of $549.1 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development and preparation for potentially becoming a commercial stage organization can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and potential regulatory approval of its product candidates and the level of financial resources available.

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

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for-sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of September 30, 2024, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

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

Concentration of customers

Substantially all revenues were derived from customers located in China and Japan. For the three months ended September 30, 2024, the revenues derived from customers located in China and Japan were $0.1 million and $0.6 million, respectively, and $1.2 million and $1.0 million, respectively, for the nine months ended September 30, 2024. There was no revenue in 2023 since the acquisition of AnHeart completed in the second quarter of 2024.

Below customers represent more than 10% of the Company's net revenue for the three and nine months ended September 30, 2024.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Customer A	65	1,161
Customer B	662	1,001

Below customer represents more than 10% of the Company's balances of accounts receivable as of September 30, 2024.

September 30, 2024
Customer B	112

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

As part of the consideration for AnHeart, the Company issued warrants collectively exercisable for approximately 2,893,720 shares of the Company’s Class A Common Stock at an exercise price of $11.50 per share (the “Consideration Warrants”). The fair value of the Consideration Warrants was determined to approximate the public warrant trading price as of closing of the Acquisition, yielding a fair value of approximately $0.26 per share. The Consideration Warrants are restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding Public Warrants. Accordingly, the Company classified the Consideration Warrants as liabilities, consistent with the classification of the Company’s Public Warrants. The Consideration Warrants are no longer restricted with respect to the exercise and transfer based on the stockholder approval from the 2024 Annual Meeting of Stockholders (the “Annual Meeting”) on September 3, 2024.

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

Costs to Fulfill a Contract with a Customer

The Company has not capitalized any costs for the three and nine months ended September 30, 2024 and 2023. The Company is required to capitalize costs incurred to fulfill customer contracts. These costs are required to be amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. Elements of the costs primarily include (i) payroll and other related costs of personnel related directly to the contract activities; (ii) costs related to pre-clinical testing and clinical trials such as payments to contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"), investigators, and clinical trial sites that conduct the contract activities; (iv) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility-related expenses; and (v) other research and development costs.

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

3. Acquisition

On the Acquisition Date, the Company completed the acquisition of AnHeart. Pursuant to the terms of the AnHeart Merger Agreement, at the effective time of the First Merger (as defined in the Merger Agreement) (the “First Effective Time”), the Company issued to AnHeart securityholders (i) approximately 27,646,255 shares of Class A Common Stock, (ii) 851,202 shares of Series A Non-Voting Convertible Preferred Stock of the Company, and (iii) the Consideration Warrants. The shares of our Series A Non-Voting Convertible Preferred Stock were automatically convertible into an aggregate of approximately 85,120,200 shares of Class A Common

Stock upon the approval of such conversion by the Company’s stockholders in accordance with the rules of the New York Stock Exchange. Since the preferred stock was not mandatorily redeemable and the exception for a deemed liquidation event was not met, all of the outstanding convertible preferred stock was classified as mezzanine equity in the balance sheet at the Acquisition Date. The Consideration Warrants were restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding Public Warrants.

On September 3, 2024, the Company held its Annual Meeting at which the Company’s stockholders approved for the purpose of complying with the listing rules of the New York Stock Exchange, the issuance of up to 85,120,200 shares of Class A Common Stock upon conversion of Series A Non-Voting Convertible Preferred Stock issued in April 2024. Additionally, the Consideration Warrants are no longer restricted with respect to the exercise and transfer thereof based on the stockholder approval obtained at the Annual Meeting. The conversion of the Convertible Preferred Stock into 85,120,200 shares of Class A Common Stock was completed and those shares were issued and outstanding as of September 30, 2024.

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

(3) 2,893,720 warrants issued at the estimated fair value of $0.2641 per warrant.

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

The following table presents information about the Company’s marketable securities as of September 30, 2024 and December 31, 2023 and the Warrant liability as of September 30, 2024 and December 31, 2023, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Consideration, Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Public Warrant pricing, the Company's own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$5,803	$5,803	$—	$—
Commercial paper	356	—	356	—
U.S. government securities	2,986	—	2,986	—
	9,145	5,803	3,342	—
Marketable securities:
Certificate of deposits	17,143	—	17,143	—
Commercial paper	23,988	—	23,988	—
U.S. government and government agency securities	394,384	—	394,384	—
Corporate bonds	83,584	—	83,584	—
	519,099	—	519,099	—
Total financial assets:	$528,244	$5,803	$522,441	$—

Financial liabilities:
Warrants	$908	$852	$—	$56

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$20,574	$20,574	$—	$—
U.S. government and government agency securities	4,988	—	4,988	—
Corporate bonds	947	—	947	—
	26,509	20,574	5,935	—
Marketable securities:
Certificate of deposits	10,176	—	10,176	—
Commercial paper	23,628	—	23,628	—
U.S. government and government agency securities	453,175	—	453,175	—
Corporate bonds	81,585	—	81,585	—
	568,564	—	568,564	—
Total financial assets:	$595,073	$20,574	$574,499	$—

Financial liabilities:
Warrants	$353	$338	$—	$15

Marketable securities consist primarily of U.S. government and government agency, certificate of deposits, commercial paper, corporate bond and municipal securities ("Debt Securities"). Based on the Company’s intentions regarding its marketable securities, all Debt Securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security. The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$5,803	$—	$—	$5,803
Commercial paper	356	—	—	356
U.S. government securities	2,985	1	—	2,986
	9,144	1	—	9,145
Marketable securities:
Certificate of deposits	17,117	26	—	17,143
Commercial paper	23,932	56	—	23,988
U.S. government and government agency securities	392,717	1,756	(89)	394,384
Corporate bonds	83,360	270	(46)	83,584
	517,126	2,108	(135)	519,099
	$526,270	$2,109	$(135)	$528,244

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$20,574	$—	$—	$20,574
U.S. government and government agency securities	4,987	1	—	4,988
Corporate bonds	947	—	—	947
	26,508	1	—	26,509
Marketable securities:
Certificate of deposits	10,171	7	(2)	10,176
Commercial paper	23,609	22	(3)	23,628
U.S. government and government agency securities	452,813	1,095	(733)	453,175
Corporate bonds	81,791	68	(274)	81,585
	568,384	1,192	(1,012)	568,564
	$594,892	$1,193	$(1,012)	$595,073

For the three and nine months ended September 30, 2024 and 2023, there were no unrealized gains or losses on equity securities. The activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$10	$15	$11	$27
Realized losses from sales of available-for-sale securities	(21)	(3)	(28)	(210)
Total (losses) gains on marketable securities	$(11)	$12	$(17)	$(183)

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$—	$—	$—	$—	$—	$—
Commercial paper	3,166	—	—	—	3,166	—
U.S. government and government agency securities	4,050	(1)	78,614	(88)	82,664	(89)
Corporate bonds	1,257	—	11,119	(46)	12,376	(46)
	$8,473	$(1)	$89,733	$(134)	$98,206	$(135)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$5,693	$(2)	$—	$—	$5,693	$(2)
Commercial paper	9,101	(3)	—	—	9,101	(3)
U.S. government and government agency securities	199,552	(694)	24,761	(38)	224,313	(732)
Corporate bonds	21,844	(28)	26,484	(246)	48,328	(274)
	$236,190	$(727)	$51,245	$(284)	$287,435	$(1,011)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates. The Company does not believe the unrealized losses represent impairments because the unrealized losses on certain of the Company's marketable securities are due to general market factors. The Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

Maturity information based on fair value is as follows as of September 30, 2024:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$17,143	$—	$17,143
Commercial paper	23,988	—	23,988
U.S. government and government agency securities	256,950	137,434	394,384
Corporate bonds	59,523	24,061	83,584
	$357,604	$161,495	$519,099

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

In-Licensing Arrangements with Daiichi Sankyo Company Ltd. ("DS")

The Company has in-licensed the rights to develop, manufacture and, if approved, commercialize multiple development stage drug candidates globally or in specific territories. These arrangements typically include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments and royalty payments. All upfront and development milestones were expensed in research and development expense as incurred. No upfront payment was obligated to be paid and expensed for the three and nine months ended September 30, 2024.

Out-Licensing Arrangements

The Company's revenue related to its out-licensing collaborative agreements consist of upfront license fees and research and development services revenue from its collaboration agreements with Innovent Biologics Co. Ltd. ("Innovent") and Nippon Kayaku Co., Ltd. ("NK") for AB-106.

The following table summarizes total revenue recognized for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Revenue
Research and development service revenue	727	2,162
Total	$727	$2,162

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

The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed. The portion of the transaction price allocated to the R&D services was deferred and is being recognized as R&D services revenue using an input method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $0.1 million and $1.2 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the accounts receivable of Innovent was nil.

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

The portion of the transaction price allocated to the R&D services was deferred and is being recognized as R&D services revenue using an input method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized R&D service revenue of $0.6 million and $1.0 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the accounts receivable of NK was $0.1 million.

Contract assets and contract liabilities

When the Company satisfies its performance obligations by providing services to a customer before the customer pays consideration and before payment is due, the Company recognizes its rights to consideration as a contract asset.

The Company didn't recognize any contract assets as of September 30, 2024.

When a customer pays consideration before the Company provide services, the Company records its obligation as a contract liability. The Company expects to recognize all of this balance as revenue over the next 4 years.

The contract liabilities of the Company as of September 30, 2024 is listed in the table below.

September 30, 2024
(In thousands)
Research and development service revenue	20,879

Revenue recognized for the three months ended September 30, 2024 that was included in the contract liability balance at June 30, 2024 was $0.7 million.

The balance of contract liabilities as of September 30, 2024 represents the transaction price allocated to the remaining performance obligations. The contract liability of $12.9 million is expected to be recognized within one year and the rest in the following three years.

The costs incurred to fulfill customer contracts were capitalized and amortized to cost of revenue on a systemic basis that is consistent with the transfer of R&D services to the customer to which the asset relates. For the three months ended September 30, 2024, $1.5 million of costs incurred to fulfill customer contracts were capitalized and expensed in the same period. There were no balances related to the costs incurred to fulfill customer contracts as of September 30, 2024.

6. Borrowing

In 2020, AnHeart entered into loan agreements with Bank of Hangzhou to obtain short-term borrowings to supplement its working capital. As of September 30, 2024, the outstanding balance net of repayments was $7.1 million. For the three months ended September 30, 2024, there were no borrowings or repayments. The fixed interest rate of these borrowings was 4.05% per annum.

In 2022, AnHeart entered into loan agreements with China Merchants Bank to obtain short-term borrowings to supplement its working capital. As of September 30, 2024, the outstanding balance was nil. For the three months ended September 30, 2024, the Company repaid $2.9 million. The fixed interest rate of these borrowings was 3.90% per annum.

On April 4, 2023, AnHeart entered into a Loan and Security Agreement ("2023 SSVB Agreement") with Shanghai Pudong Development Bank in Silicon Valley for up to 40.0 million RMB or equivalent in optional currency USD term loans ("SSVB Loan"). The SSVB Loan consists of a short-term working capital loan of 20 million RMB and a long-term loan of 20 million RMB, which matures on April 4, 2024 and April 4, 2025 respectively, at which time all outstanding balances are due. Draws on the line of credit for the short-term loans are payable on the maturity date of the SSVB Loan. Draws on the line of credit for the long-term loans are payable in equal instalments monthly over the shorter of 24 months or from the date the draw took place till the SSVB loan matures. Outstanding balances will bear interest at a fixed rate of 4.25%. As of September 30, 2024, the outstanding line of credit balance net of repayments was $1.3 million. For the three months ended September 30, 2024, the Company repaid $0.5 million.

7. Leases

Our principal executive office is located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, with an option for the Company to extend the lease for an additional five years which is not reasonably assured of exercise. We also occupy approximately 25,139 square feet of office space in San Francisco, California, under a lease that terminates in 2025, approximately 2,235 square feet of office space in Burlington, Massachusetts, under a lease that terminates in 2027 and a total of approximately 1,582 square meters of office space in the People’s Republic of China, in the cities of Beijing, Guangzhou, Hangzhou, Shanghai and Yantai, under leases that terminate in 2024 through 2026.

Operating lease expense was $0.7 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively. Expense related to variable leases were not significant for the three and nine months ended September 30, 2024 and 2023. Operating cash flows for the nine months ended September 30, 2024 and 2023 included $2.0 million and $1.2 million for operating leases, respectively.

The following table presents the future minimum lease payments of the Company's operating lease liabilities showing the aggregate lease payments as of September 30, 2024.

September 30, 2024
(In thousands)
2024 (remaining 3 months)	$571
2025	1,497
2026	713
2027 and thereafter	144
Total undiscounted lease payments	2,925
Less: imputed interest	(159)
Total operating lease liabilities	$2,766

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 6.95%. The Company's weighted average remaining lease term was 1.74 years as of September 30, 2024.

8. Net Loss per Share

Net loss per common share is computed using the two-class method required due to the participating nature of the convertible preferred stock. Although the convertible preferred stock are participating securities, such securities do not participate in net losses and therefore do not impact the Company’s net loss from continuing operations per share calculation as of September 30, 2024.

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

The following securities outstanding at September 30, 2024 and 2023 have been excluded from the calculation of weighted average shares outstanding:

	As of September 30,
	2024	2023
Warrants	8,681,182	5,787,462
Class A Common Stock options	56,729,933	32,853,038
Restricted stock units	1,836,334	—

9. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the nine months ended September 30, 2024 and 2023, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2024	2023
Balance at beginning of period	$181	$(5,526)
Unrealized gain	1,776	2,045
Amount reclassified for realized gain on marketable securities	17	183
Currency translation adjustment	(593)	—
Balance at end of period	$1,381	$(3,298)

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

The stock-based compensation expense included in the Company’s condensed statement of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$3,842	$2,323	$10,324	$6,754
General and administrative	3,634	3,108	11,762	9,037
	$7,476	$5,431	$22,086	$15,791

The following table summarizes stock option activity under the 2019 Plan, 2021 Plan and assumed options in the AnHeart acquisition for the nine months ended September 30, 2024.

Shares
Outstanding at December 31, 2023	30,649,239
Options assumed for the acquisition of AnHeart	13,742,239
Granted	17,914,633
Exercised	(4,140,108)
Forfeited or canceled	(1,436,070)
Outstanding at September 30, 2024	56,729,933
Exercisable at September 30, 2024	23,263,067

The weighted average exercise price of all outstanding options as of September 30, 2024 was $2.93 per share.

The following table summarizes the activity for the restricted stock units assumed in the AnHeart acquisition for the nine months ended September 30, 2024.

Restricted Stock
Units
Non-vested at December 31, 2023	—
RSUs assumed for the acquisition of AnHeart	2,201,694
Granted	—
Vested	(202,137)
Forfeited or canceled	(163,223)
Non-vested at September 30, 2024	1,836,334

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

Following the Acquisition, the Company issued 2,893,720 Consideration Warrants. The Consideration Warrants were restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding Public Warrants. The Consideration Warrants are no longer restricted with respect to the exercise and transfer thereof based on the stockholder approval obtained at the Annual Meeting.

At September 30, 2024, there were an aggregate of 8,681,182 warrants outstanding.

The Company concluded that the Consideration Warrants, Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 4). The change in fair value resulted in a gain of $0.5 million during the three months ended September 30, 2024.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended September 30, 2024.

The following table provides quantitative assumptions regarding Level 3 fair value measurements:

	September 30, 2024	December 31, 2023
Stock price	$2.29	$1.51
Strike price	$11.50	$11.50
Term (in years)	1.4	2.1
Volatility	114.7%	82.7%
Risk-free rate	3.9%	4.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding warrants (in thousands):

September 30, 2024
Public Warrants	$479
Private Placement Warrants	56
Forward Purchase Warrants	83
Consideration Warrants	290
Total	$908

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2024 (in thousands):

Nine Months Ended
September 30, 2024
Beginning balance	$15
Change in fair value of Private Warrants liability recognized in earnings	41
Ending balance	$56

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

As a result of our April 2024 acquisition of AnHeart Therapeutics Ltd. ("AnHeart"), our most advanced clinical-stage product candidate, taletrectinib, is an oral, potent, central nervous system-active, selective, next-generation ROS1 inhibitor specifically designed for the treatment of patients with ROS1-positive non-small cell lung cancer ("NSCLC"). Taletrectinib is being evaluated in patients with advanced ROS1-positive NSCLC in two Phase 2 single-arm pivotal studies: TRUST-I in China, and TRUST-II, a global study. Taletrectinib has been granted Orphan Drug Designation by the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with ROS1-positive NSCLC and other NSCLC indications, and Breakthrough Therapy Designations by both the U.S. FDA and China’s National Medical Products Administration ("NMPA") for the treatment of patients with locally advanced or metastatic ROS1-positive NSCLC. Based on pooled results of the TRUST-I and TRUST-II clinical studies, the Company submitted a New Drug Application (“NDA”) for taletrectinib to the U.S. FDA in October 2024 for the treatment of patients with advanced ROS1-positive NSCLC. Based on results of the TRUST-I clinical study, China’s NMPA has accepted and granted Priority Review Designations to New Drug Applications for taletrectinib for the treatment of adult patients with locally advanced or metastatic ROS1-positive NSCLC who either have or have not previously been treated with ROS1 TKIs. Worldwide development and commercial rights to taletrectinib have been in-licensed from Daiichi Sankyo. Commercial rights to taletrectinib have been out-licensed in China and Japan.

In addition to taletrectinib, our clinical-stage pipeline includes differentiated, novel oncology product candidates that have been generated from our proprietary drug discovery and development programs or acquired through business development activities:

•
Safusidenib is a novel, oral, potent, brain penetrant, targeted inhibitor of mutant isocitrate dehydrogenase 1 ("mIDH1"). Safusidenib is being evaluated in a Phase 2 study in patients with diffuse IDH1-mutant glioma.
•
NUV-1511 is our first clinical-stage drug-drug conjugate ("DDC"), which fuses a targeting agent to a widely used chemotherapy agent. NUV-1511 is being evaluated in a Phase 1/2 study in patients with advanced solid tumors who previously received and progressed on or after treatment with Enhertu® and/or Trodelvy® per approved U.S. FDA labeling, human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer, metastatic castration-resistant prostate cancer (“mCRPC”), advanced pancreatic cancer, and platinum-resistant ovarian cancer ("PROC").
•
NUV-868 is a BD2-selective, oral, small molecule bromodomain and extra-terminal ("BET") inhibitor that inhibits BRD4. As previously announced, we are evaluating next steps for the NUV-868 program, including further development in combination with approved products for indications in which BD2-selective BET inhibitors may improve outcomes for patients.

Recent Developments

•
In September 2024, we announced pooled data from the pivotal Phase 2 TRUST-I and TRUST-II studies of taletrectinib in patients with advanced ROS1-positive NSCLC, which was presented at the European Society of Medical Oncology Congress 2024.
•
In September 2024, David Hung, M.D., Founder, President, and Chief Executive Officer of Nuvation Bio, was appointed as Chairman of the Board of Directors. Additionally, Robert Bazemore was appointed as the lead independent director.

•
In October 2024, we announced the appointment of Philippe Sauvage as the Company’s Chief Financial Officer.
•
In October 2024, we announced submission of an NDA for taletrectinib to the U.S. FDA for the treatment of patients with advanced ROS1-positive NSCLC. We expect the U.S. FDA to accept our NDA as early as year-end 2024, enabling commercialization of taletrectinib in the U.S. as early as mid-2025.

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

We have incurred net losses in each year since inception. As of September 30, 2024, we had an accumulated deficit of $861.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations for The Three and Nine Months Ended September 30, 2024 and 2023

Revenues

The Company's revenue related to its out-licensing collaborative agreements consist of upfront license fees and research and development services revenue from its collaboration agreements.

The following table summarizes total revenue recognized for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Revenue
Research and development service revenue	727	2,162
Total	$727	$2,162

There was no revenue in 2023 since the acquisition of AnHeart completed in the second quarter of 2024.

The following table presents a breakdown of our operating expenses by functional category:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
(In thousands)
Operating expenses:
Research and development	$27,731	$18,561	$9,170	$69,820	$55,938	$13,882
Acquired in-process research and development	—	—	—	425,070	—	425,070
Selling, general and administrative	19,582	7,778	11,804	43,095	23,053	20,042
Total operating expenses	$47,313	$26,339	$20,974	$537,985	$78,991	$458,994

Research and Development Expenses

Research and development expenses increased by $9.2 million for the three months ended September 30, 2024 compared to 2023. The increase was primarily due to a $6.7 million increase in personnel-related costs driven by the acquisition of AnHeart, stock-based compensation and other benefits, $2.4 million increase in third-party costs related to research services and drug manufacturing as a result of clinical trial expense for taletrectinib and $0.1 million increase in amortization of assembled workforce.

Research and development expenses increased by $13.9 million for the nine months ended September 30, 2024 compared to 2023. The increase was primarily due to a $13.5 million increase in personnel-related costs driven by the acquisition of AnHeart as well as stock-based compensation and other benefits and $0.2 million increase in amortization of assembled workforce and $0.2 million increase in third-party costs related to clinical trial expense for taletrectinib offset by decrease in research services and drug manufacturing as a result of completing the Phase 1 monotherapy study of NUV-868.

Acquired In-process Research and Development Expenses

On April 9, 2024, as a result of the acquisition of AnHeart, we recorded a $425.1 million charge representing an acquired in-process research and development asset with no alternative future use in acquired in-process research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $11.8 million for the three months ended September 30, 2024, compared to 2023. The increase was due to a $5.3 million increase in personnel-related costs as a result of the acquisition of AnHeart, $4.2 million increase in sales and marketing expense, $1.8 million increase in professional fees, $0.7 million increase in legal fees, $0.4 million increase in occupancy expense offset by $0.4 million increase in foreign currency impact and $0.2 million decrease in insurance expense.

General and administrative expenses increased by $20.0 million for the nine months ended September 30, 2024, compared to 2023. The increase was due to a $9.1 million increase in personnel-related costs as a result of the acquisition of AnHeart, $5.4 million increase in sales and marketing expense, $3.3 million increase in professional fees, $1.7 million increase in occupancy expense, $1.3 million increase in legal fees and $0.1 million increase in amortization of assembled workforce offset by $0.8 million decrease in insurance and $0.1 million in foreign currency impact.

Other Income (Expense), Net

The following table presents a breakdown of our other income (expense):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
(In thousands)
Other income (expense):
Interest income	$6,726	$6,523	$203	$21,000	$17,588	$3,412
Interest expense	(120)	—	(120)	(252)	—	(252)
Investment advisory fees	(237)	(228)	(9)	(749)	(689)	(60)
Change in fair value of warrant liability	533	383	150	209	260	(51)
Realized (loss) gain on marketable securities	(11)	12	(23)	(17)	(183)	166
Total other income (expense), net	$6,891	$6,690	$201	$20,191	$16,976	$3,215

Other income (expense), net increased by $0.2 million for the three months ended September 30, 2024 compared to 2023 primarily related to interest income from investments increase of $0.2 million in 2024 primarily because of higher treasury yield in 2024 compared to 2023 and a $0.1 million increase in the change of fair value of warrant compared to prior year offset by $0.1 increase in interest expense.

Other income (expense), net increased by $3.2 million for the nine months ended September 30, 2024 compared to 2023 primarily related to interest income from investments increase of $3.4 million in 2024 primarily because of higher treasury yield in 2024 compared to 2023 and a decrease of net loss of $0.2 million was primarily due to sale of U.S. Treasuries at losses in 2023 offset by a $0.1 million increase in the change of fair value of warrant compared to prior year, $0.2 million increase in interest expense and a $0.1 million increase in investment advisory fees.

Liquidity, Capital Resources and Plan of Operations

From inception through September 30, 2024, our operations have been financed primarily by the sale and issuance of Series A preferred stock and Common Stock. As of September 30, 2024, we had $549.1 million in cash, cash equivalents and marketable securities and an accumulated deficit of $861.3 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2024, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash used in operating activities	$(84,111)	$(52,970)
Cash provided by (used in) investing activities	70,931	(24,242)
Cash provided by financing activities	1,231	508
Effect of foreign exchange rate changes on cash and cash equivalents	(664)	—
Net decrease in cash and cash equivalents	$(12,613)	$(76,704)

Operating Activities

In 2024, cash used in operating activities of $84.1 million was attributable to a net loss of $518.5 million, a net change of $5.7 million in our net operating assets and liabilities offset by non-cash charges of $440.1 million. The change in operating assets and liabilities was primarily due to a $1.9 million decrease in contract liabilities, $7.3 million increase in prepaid expenses and other current assets, $0.5 million decrease in accrued expenses, $0.4 million increase in interest receivable on marketable securities and $0.1 million increase in accounts receivable offset by $4.4 million increase in accounts payable and $0.1 million decrease in other non-current assets. The non-cash charges consisted primarily of $425.1 million of acquired in-process research and development, stock-based compensation of $22.1 million, $0.4 million of depreciation and amortization and $0.2 million of net loss on disposal of property and equipment offset by amortization of premium on marketable securities of $7.4 million, changes in fair value of warrant liability of $0.2 million and $0.1 million of non cash lease expense.

In 2023, cash used in operating activities of $53.0 million was attributable to a net loss of $62.0 million offset by a net change of $2.0 million in our net operating assets and liabilities and non-cash charges of $7.0 million. The change in operating assets and liabilities was primarily due to a $2.0 million increase in accrued expenses, $0.9 million decrease in prepaid expenses and $0.2 million increase in accounts payable, offset by $0.5 million increase in interest receivable on marketable securities and $0.6 million increase in other non-current assets. The non-cash charges consisted primarily of stock-based compensation of $15.8 million, realized loss on marketable securities of $0.2 million, and depreciation and amortization of $0.1 million offset by changes in fair value of warrant liability of $0.3 million and amortization of premium on marketable securities of $8.8 million.

Investing Activities

In 2024, cash provided by investing activities of $70.9 million was related to the $366.2 million of proceeds from the sale of marketable securities, $19.9 cash acquired from the acquisition of AnHeart, offset by purchase of marketable securities of $307.6 million, $7.4 million of transaction costs related to the acquisition of AnHeart and purchase of property and equipment of $0.2 million.

In 2023, cash used for investing activities of $24.2 million was related to the purchase of marketable securities of $554.6 million offset by $530.4 million of proceeds from the sale of marketable securities.

Financing Activities

In 2024, cash provided by financing activities of $1.2 million was related to the $3.6 million proceeds from exercise of options and $0.1 million of proceeds from issuance of Common Stock under the Employee Stock Purchase Plan and $7.0 million of proceeds from borrowings offset by $9.5 million of debt repayments.

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

In the event of an early termination of a collaboration agreement, any contract liabilities would be recognized in the period in which all our obligations under the agreement have been fulfilled. For a complete discussion of accounting for revenue, see the section titled "Collaboration and License Agreements" in Note 5 to our consolidated financial statements for the three months ended September 30, 2024 appearing elsewhere in this report.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of Consideration, Public, and Forward Purchase Warrants was determined using the closing price of the publicly traded warrants on the NYSE market. The fair value of the Private Warrants was estimated using the Black-Scholes option pricing formula. See the section titled "Fair Value Measurements and Marketable Securities Available-for-Sale" in Note 4 to our consolidated financial statements for the three months ended September 30, 2024 appearing elsewhere in this report.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the three months ended September 30, 2024 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $549.1 million as of September 30, 2024, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

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
•
We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of taletrectinib, safusidenib, NUV-1511, NUV-868 and our other current and future product candidates.

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

Since inception, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $104.2 million and $75.8 million in 2022 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $861.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, as well as to building our management team and infrastructure. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2024, we had $549.1 million in cash and investments, and an accumulated deficit of $861.3 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

In addition, our tax obligations and effective tax rate could increase, including as a result of the base erosion and profit shifting (“BEPS”) project that is being led by the Organization for Economic Co-operation and Development (“OECD”), and other initiatives led by the OECD. For example, the OECD is leading work on proposals, commonly referred to as “BEPS 2.0”, which to the extent implemented, would make important changes to the international tax system.These proposals are based on two “pillars”, involving the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as “Pillar One”) and imposing a minimum effective corporate tax rate on certain multinational enterprises

(referred to as “Pillar Two”). A number of countries have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds, we currently expect to be outside the scope of both the Pillar One and Pillar Two proposals but could fall within their scope in the future. We are monitoring developments and evaluating the potential impacts these new rules may have on our business.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We have invested substantially all of our efforts in developing and identifying potential product candidates and conducting preclinical and clinical studies. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of taletrectinib, safusidenib, NUV-1511 and NUV-868. We cannot be certain that any of these or any other product candidates will receive regulatory approval or will be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of product candidates is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. The FDA and similar foreign regulatory authorities may not agree that the clinical data demonstrates safety and efficacy of our product candidates. For example, while we submitted an NDA for taletrectinib for the treatment of patients with advanced ROS1-positive NSCLC in October 2024, the FDA may not agree that the pooled data from the TRUST-I and TRUST-II trials have sufficient North American patients to support safety and efficacy for a U.S. population, and may not believe that we have identified optimal dosing.

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

We are currently conducting, and may in the future conduct, clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such clinical trials.

We are currently conducting clinical trials outside the United States, including in China, and we expect to continue to conduct clinical trials internationally in the future. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. healthcare system practices and (ii) the clinical trials were performed by clinical investigators of recognized competence and pursuant to GCP; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCPs and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign clinical trials are subject to the applicable local laws of the foreign jurisdictions where the clinical trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from clinical trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional clinical trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

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

A key part of our development strategy for taletrectinib, safusidenib, and any of our other product candidates that are targeted therapies, is to identify subsets of patients with specific types of tumors that express specific genetic markers. Identification of these patients may require the development and use of companion diagnostics. The FDA generally will require either approval or clearance of the diagnostic at the same time the FDA approves the therapeutic product, or as a post-marketing commitment at the time of the therapeutic product's approval. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. A companion diagnostic for ROS-1 positive NSCLC will require the conduct of a clinical bridging study with high sample ascertainment, as the TRUST-I and TRUST-II trials were conducted using multiple investigational devices.

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

If taletrectinib, safusidenib, NUV-1511, NUV-868 and our other current and future product candidates receive marketing approval, whether as a single agent or in combination with other therapies, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may never become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of taletrectinib, safusidenib, NUV-1511, NUV-868 and our other current and future product candidates.

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

Some of these events could be the basis for FDA or comparable foreign regulatory authority action, including injunction, recall, seizure or total or partial suspension of production. In addition, our third-party manufacturers and suppliers are subject to FDA inspection and may be subject to inspections from comparable foreign regulatory authorities from time to time. Failure by our third-party manufacturers and suppliers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen, or comparable foreign regulatory authorities' approval regimen, with respect to our product candidate may result in non-approval for our product candidates or regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. In addition, our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of waste products, and failure to comply with such laws and regulations could result in significant costs associated with civil or criminal fines and penalties for such third parties. Based on the severity of the regulatory action, our clinical or commercial supply of drug and packaging and other services could be interrupted or limited, which could harm our business.

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

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, later in 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. In response to the Biden administration’s 2022 executive order, in 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, in 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. Also in 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the upcoming U.S. presidential and Congressional elections. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2024, we had 203 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The indirect transfer of equity interests in China resident enterprises by a non-China resident enterprise (“Indirect Transfer”), is potentially subject to income tax in China at a rate of 10% on the gain if such transfer is considered as not having a commercial purpose and is carried out for tax avoidance. The State Administration of Taxation (“SAT”) has issued several rules and notices to tighten the scrutiny over acquisition transactions in recent years. The Announcement of the State Administration of Taxation on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfer by Non-Resident Enterprises (“SAT Circular 7”), sets out the scope of Indirect Transfers, which includes any changes in the shareholder’s ownership of a foreign enterprise (excluding any China resident enterprise) holding Chinese Taxable Assets directly or indirectly in the course of a group’s overseas restructuring, and the factors to be considered in determining whether an Indirect Transfer has a commercial purpose. The term “Chinese Taxable Assets” refers to the assets of a branch or establishment in China, real estate located within China, and equity interests of a China resident enterprise, among others, which are directly held by a non-China resident enterprise and for which the proceeds from its/their transfer are subject to income tax in China according to the relevant provisions of China’s tax laws. An Indirect Transfer satisfying all the following criteria will be deemed to lack a bona fide commercial purpose and be taxable under Chinese laws: (i) 75% or more of the equity value of the foreign enterprise being transferred is derived directly or indirectly from the Chinese Taxable Assets; (ii) at any time during the one-year period before the indirect transfer, 90% or more of the total asset value of the foreign enterprise (excluding cash) is comprised directly or indirectly of investments in China, or during the one-year period before such Indirect Transfer, 90% or more of the foreign enterprise’s income is derived directly or indirectly from China; (iii) the functions performed and risks assumed by the foreign enterprise and any of its subsidiaries that directly or indirectly hold the Chinese Taxable Assets are limited and are insufficient to prove their economic substance; and (iv) the non-Chinese tax payable on the gain derived from the indirect transfer of the Chinese Taxable Assets is lower than the potential Chinese income tax on the direct transfer of such Chinese Taxable Assets. A transaction that does not satisfy all four tests in the immediately preceding sentence may nevertheless be deemed to lack a bona fide commercial purpose if the taxpayer cannot justify such purpose from a totality approach, taking into account the transferred group’s value, income, asset composition, the history and substance in the structure, the non-Chinese tax implications, any tax treaty benefit and the availability of alternative transactions. Nevertheless, a non-China resident enterprise’s buying and selling shares of the same listed foreign enterprise on the public market will fall under the safe harbor available under SAT Circular 7 if the shares sold were purchased on the public market as well and will not be subject to Chinese tax pursuant to SAT Circular 7.

We face uncertainties regarding the reporting requirements for and impact on (i) future private equity financing transactions, share exchanges or other transactions involving the transfer of shares in our company by investors that are non-China resident enterprises, or (ii) the sale or purchase of shares of other non-China resident companies directly or indirectly holding Chinese Taxable Assets by us. For example, the Chinese tax authorities may consider that a future securities offering involves an indirect change of shareholding in our Chinese subsidiaries and therefore it may be regarded as an Indirect Transfer under SAT Circular 7. Even if we believe no SAT Circular 7 reporting is required on the basis that such an offering has commercial purposes and is not conducted for tax avoidance, Chinese tax authorities may urge us to report under SAT Circular 7 and request that we and our Chinese subsidiaries assist with the filing. As a result, we and our Chinese subsidiaries may be required to spend significant resources to provide assistance and comply with SAT Circular 7, or to establish that we or our investors that are non-China resident enterprises should not be subject to tax under SAT Circular 7, for such an offering or other transactions, which may have an adverse effect on our and our Chinese subsidiaries’ financial condition and day-to-day operations.

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

Dr. Hung holds all of the outstanding shares of our Class B Common Stock and approximately 18% of our Class A and Class B Common Stock outstanding. In addition to voting together with the Class A Common Stock (with one vote per share) on all matters, the holders of Class B Common Stock have (i) the right to elect and remove without cause three of our directors plus at least 50% of all directors in excess of seven and (ii) an approval right over any acquisition (whether by merger, sale of shares or sale of assets) or our liquidation. Accordingly, Dr. Hung has the ability to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. Dr. Hung may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Class A Common Stock.

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

In the AnHeart acquisition, we issued to AnHeart securityholders approximately (i) 27,646,255 shares of Class A Common Stock, (ii) shares of preferred stock convertible into an aggregate of approximately 85,120,200 shares of Class A Common Stock upon the approval of such conversion by our stockholders, and warrants exercisable for approximately 2,893,720 shares of Class A Common Stock at an exercise price of $11.50 per share. These securities were issued in a private placement and are subject to restrictions on resale under federal securities laws and, in most cases, lockup agreements restricting resale of more than 20% of such securities before December 31, 2024. We also reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance under AnHeart’s equity incentive plans. We intend to file with the SEC a registration statement with respect to the resale of the shares and warrants issued in the AnHeart acquisition.

On September 3, 2024, the Company held its Annual Meeting at which the Company’s stockholders approved for the purpose of complying with the listing rules of the New York Stock Exchange, the issuance of up to 85,120,200 shares of Class A Common Stock upon conversion of Series A Non-Voting Convertible Preferred Stock issued in April 2024. The conversion of the Convertible Preferred Stock into 85,120,200 shares of Class A Common Stock was completed and those shares were issued and outstanding as of September 30, 2024.

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

As of September 30, 2024, we have options outstanding to purchase approximately 56,729,933 shares of Class A Common Stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue under the 2021 Plan an aggregate of up to 48,450,535 shares of Class A Common Stock and Class B Common Stock, which amount will be subject to increase from time to time. In addition, in the AnHeart acquisition, we assumed the AnHeart equity incentive plans and reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance upon exercise of outstanding options or settlement of outstanding restricted stock units issued under those plans. We may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2024	N/A	$ N/A	N/A	N/A
August 2024	N/A	$ N/A	N/A	N/A
September 2024	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as inline XBRL and contained in Exhibit 101

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 6th day of November, 2024.

NUVATION BIO INC.

Date: November 6, 2024	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer

Date: November 6, 2024	/s/ Philippe Sauvage
Philippe Sauvage, Chief Financial Officer