Form 10-K
period 2024-12-31
Nuvation Bio Inc.
filed 2025-03-06
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting common stock, par value $0.0001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2024, as reported on the New York Stock Exchange was approximately $522,742,050.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors and officers have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2025, the registrant had 337,678,855 shares of Class A common stock and 1,000,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement relating to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2024, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A—Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

SUMMARY RISK FACTORS

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described in the section titled “Risk Factors” as part of your evaluation of an investment in our securities:

•
Our clinical-stage product candidates as well as our other pipeline assets will require significant further investment and regulatory approvals prior to commercialization. The FDA recently accepted for priority review the NDA for taletrectinib and we will need to obtain regulatory approval, manufacture sufficient commercial supply, build a U.S. commercial organization, and make other substantial investments before we generate any revenues from product sales. Even so, we may never achieve or maintain profitability.
•
We will need substantial funding to pursue our business objectives. If we are unable to raise capital when needed or on favorable terms, or receive significant revenues from the sales of our product, we could be forced to delay, reduce or terminate our product development, other operations or commercialization efforts. Additionally, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish proprietary rights.
•
If we do not obtain regulatory approval for and successfully commercialize our product candidates in one or more indications or we experience significant delays in doing so, we may never generate any revenue or become profitable.
•
Our level of indebtedness and debt service obligations could adversely affect our financial condition and make it more difficult for us to fund our operations, and impose numerous other obligations and restrictions that will limit our operational flexibility.
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

“Nuvation Bio” is a registered trademark of Nuvation Bio Inc. in the U.S. and other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

Business Overview

We are a global biopharmaceutical company tackling some of the greatest unmet needs in oncology by developing differentiated and novel product candidates. We were founded in 2018 by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016.

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

The foundations of our approach include:

•
The pursuit of validated targets: We identify and pursue oncology targets validated by strong clinical or preclinical data that provide a high degree of confidence in generating clinically meaningful benefit. We focus on targets where there has been some progress by others in generating clinical candidates or approved drugs, and we then attempt to design or acquire novel or potential best-in-class product candidates to overcome the encountered safety liabilities or limitations in efficacy.
•
Innovative medicinal chemistry expertise: We use our medicinal chemistry proficiency to generate differentiated product candidates, focused on improving their safety, anti-tumor activity and pharmacologic profiles over other standard of care (“SOC”) therapies. We also use innovative medicinal chemistry approaches to generate novel classes of molecules such as our drug-drug-conjugates (“DDCs”).
•
Human capital management: We believe our employees are our greatest assets. Attracting, motivating and retaining talent at all levels is vital to our continued success. We are building a culture that fosters a productive, professional and inclusive work environment, where people can thrive, have fun, and be inspired to perform their best work.

The following table summarizes our product candidate pipeline:

Our most advanced product candidate, taletrectinib, is an oral, potent, central nervous system-active, selective, next-generation c-ros oncogene 1 (“ROS1”) inhibitor specifically designed for the treatment of patients with ROS1+ non-small cell lung cancer ("NSCLC"). In October 2024, we announced submission of a U.S. New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for the full approval of taletrectinib for the treatment of patients with advanced ROS1+ NSCLC (line agnostic). On December 22, 2024, the FDA accepted the NDA and assigned a Prescription Drug User Fee Action (“PDUFA”) target action date of June 23, 2025. In China, taletrectinib has been approved for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC who either have or have not previously been treated with ROS1 tyrosine kinase inhibitors ("TKIs"), and is being commercialized in China by our partner Innovent Biologics (Suzhou) Co. Ltd. (“Innovent”).

In addition to taletrectinib, our clinical-stage pipeline includes differentiated, novel oncology product candidates that have been generated from our proprietary drug discovery and development programs or acquired through business development activities:

•
Safusidenib, a novel, oral, potent, brain penetrant, targeted inhibitor of mutant isocitrate dehydrogenase 1 (“mIDH1”). Safusidenib is being evaluated in a global Phase 2 study for the treatment of patients with diffuse mIDH1 glioma.
•
NUV-1511, our first clinical-stage DDC fuses a targeting agent to a widely used chemotherapy agent that suppresses the growth of various advanced solid tumors. NUV-1511 is being evaluated in a Phase 1/2 study for the treatment of patients with advanced solid tumors who previously received and progressed on or after treatment with Enhertu® and/or Trodelvy® per approved U.S. FDA labeling, human epidermal growth factor receptor 2-negative (“HER2-”) metastatic breast cancer, mCRPC, advanced pancreatic cancer, and platinum-resistant ovarian cancer (“PROC”).
•
NUV-868, a binding domain 2 (“BD2”)-selective, oral, small molecule bromodomain and extra-terminal (“BET”) inhibitor that inhibits bromodomain-containing protein 4 (“BRD4”). We are evaluating next steps for the NUV-868 program, including external partnership opportunities or further development in combination with approved products for indications in which BD2-selective BET inhibitors may improve outcomes for patients.

Strategy

We strive to deliver meaningful benefit to patients with serious unmet medical needs in oncology by developing and commercializing novel and differentiated therapies. The core elements of our strategy include:

•
Building a fully integrated biotechnology company that includes research, development, manufacturing, and commercial capabilities.
•
Rapidly developing taletrectinib for the treatment of advanced ROS1+ NSCLC and seeking global regulatory approvals.
•
Advancing the ongoing clinical development of our other clinical-stage product candidates: safusidenib, NUV-1511 and NUV-868.
•
Leveraging our deep insights in medicinal chemistry to pursue innovative clinical candidates and our business development expertise to identify and in-license or acquire additional promising drug candidates.
•
Identifying strategic opportunities to accelerate development timelines and maximize the value of our pipeline.

Programs

Taletrectinib: ROS1 Inhibitor Program

Taletrectinib is an oral, potent, central nervous system-active, selective, next-generation ROS1 inhibitor. In October 2024, we announced submission of a U.S. NDA to the FDA for the full approval of taletrectinib for the treatment of patients with advanced ROS1+ NSCLC (line agnostic). On December 22, 2024, the FDA accepted the NDA and assigned a PDUFA target action date of June 23, 2025.

Each year, more than one million people globally are diagnosed with NSCLC, the most common form of lung cancer. It is estimated that approximately 2% of patients with NSCLC have ROS1+ disease (Lin et al 2017; Zhang et al 2019). Up to 35% of patients newly diagnosed with metastatic ROS1+ NSCLC have tumors that spread to their brain, increasing up to 55% for those whose cancer has progressed following initial treatment (Ou et al 2019). There are currently three FDA approved TKIs for the treatment of patients with ROS1+ NSCLC: Xalkori (crizotinib), Rozlytrek (entrectinib) and, most recently, Augtyro (repotrectinib). However, there remains a need for more effective and tolerable treatment options. We believe taletrectinib has a potentially best-in-class efficacy and safety profile, including overall response rate, durable responses, prolonged progression-free survival, brain penetrance to improve outcomes for patients with brain metastases, activity against tumors that have developed resistance mutations to approved ROS1 TKIs such as G2032R, and a low rate of treatment discontinuation.

Taletrectinib Phase 2 Clinical Studies Overview

Taletrectinib is currently being evaluated for the treatment of patients with advanced ROS1+ NSCLC in two Phase 2 single-arm pivotal studies: TRUST-I (NCT04395677) in China, and TRUST-II (NCT04919811), a global study. TRUST-I is a pivotal Phase 2, multicenter, single-arm, open-label study evaluating taletrectinib as a monotherapy in 173 patients with advanced ROS1+ NSCLC in China who had either not previously been treated with a ROS1 TKI (“TKI-naïve”) or had previously been treated with a crizotinib (“TKI-pretreated”). Almost all patients received 600 mg of taletrectinib orally once-a-day in 21-day treatment cycles. 21% of TKI-naïve patients and 34% of TKI-pretreated patients had received prior chemotherapy. TRUST-II is a pivotal Phase 2, global, multicenter, single-arm, open-label study evaluating taletrectinib as a monotherapy in 153 patients (Cohort 1 - 4) with advanced ROS1+ NSCLC. Pivotal cohorts of TRUST-II consisted of Cohort 1 who are TKI-naïve patients and Cohort 2 who had one prior line of TKI (crizotinib or entrectinib). Cohorts 3 and 4 are exploratory cohorts. All patients received 600 mg of taletrectinib orally once-a-day in 21-day treatment cycles. 20% of TKI-naïve patients (Cohort 1) and 38% of TKI-pretreated patients (Cohort 2) had received prior chemotherapy. For both TRUST-I and TRUST-II, the primary endpoint is confirmed objective response rate (“cORR”) as assessed by independent review committee (“IRC”), and key secondary endpoints include duration of response (“DOR”), progression-free survival (“PFS”), and safety.

Pooled Phase 2 TRUST-1 and TRUST-II Study Results (Interim)

In September 2024, we announced interim pooled data from the pivotal Phase 2 TRUST-I and TRUST-II studies of taletrectinib in patients with advanced ROS1+ NSCLC, which was presented at the European Society of Medical Oncology Congress 2024. These pooled results utilized a June 7, 2024 data cut off and were used to support our U.S. NDA submission that was submitted in October 2024.

The pooled pivotal data included 337 patients with advanced ROS1+ NSCLC who received 600mg of taletrectinib orally once a day in 21-day treatment cycles. The pooled efficacy analyses included 273 response evaluable patients, including 160 patients who had not previously been treated with a ROS1 TKI (“TKI-naïve”) and 113 patients who had previously been treated with crizotinib or entrectinib (“TKI-pretreated”). Among these two populations, 94% of patients had stage IV NSCLC. In addition, 20% of TKI-naïve and 37% of TKI-pretreated patients received prior chemotherapy, while 23% of TKI-naïve and 49% of TKI-pretreated patients had brain metastases at baseline. The pooled safety population (n=337) included patients enrolled from 5 Phase 1 or 2 trials involving cancer patients, including TRUST-I, TRUST-II.

OVERVIEW OF POOLED PHASE 2 TRUST-I AND TRUST-II RESPONSE EVALUABLE POPULATION

The efficacy results of the pooled analysis, as independently assessed by an IRC, showed:

In TKI-naïve patients (n=160):

•
Tumors shrank in 89% of taletrectinib-treated patients (cORR).
•
Measurable brain metastases shrank in 77% (13/17) of taletrectinib-treated patients (intracranial cORR).
•
After median follow-up of 21 months, the median DOR and the median PFS were 44 months and 46 months, respectively.

In TKI-pretreated patients (n=113):

•
Tumors shrank in 56% of taletrectinib-treated patients (cORR).
•
Measurable brain metastases shrank in 66% (21/32) of taletrectinib-treated patients (intracranial cORR).
•
Tumors shrank in 62% (8/13) of taletrectinib-treated patients with G2032R mutations (cORR).
•
After median follow-up of 21 months, the median DOR and the median PFS were 17 months and 10 months, respectively.

The pooled safety analysis included 337 patients with advanced ROS1+ NSCLC. The results demonstrated a favorable safety and tolerability profile, with a low incidence and a limited spectrum of neurologic TEAEs and a low rate of treatment discontinuation. The most frequent TEAEs were increased aspartate aminotransferase (72%; 8% ≥ Grade 3), alanine aminotransferase (68%; 10% ≥ Grade 3), diarrhea (63%; 2% ≥ Grade 3), and nausea (47%; 2% ≥ Grade 3). The incidence of neurologic TEAEs was low; the most common were dizziness (21%) and dysgeusia (15%), most of which were Grade 1. The rate of treatment discontinuation due to TEAEs was 7% and the rate of dose reduction due to TEAEs was 29%.

Additional Clinical Studies

We are evaluating other potential clinical studies of taletrectinib for the treatment of various ROS1+ cancer indications.

Taletrectinib Regulatory Status

In October 2024, we announced submission of a U.S. NDA to the FDA for the full approval of taletrectinib for the treatment of patients with advanced ROS1+ NSCLC (line agnostic). In December 2024, the FDA accepted the

NDA with Priority Review designation and assigned a PDUFA target action date of June 23, 2025. Taletrectinib has been granted Orphan Drug Designation by the FDA for the treatment of patients with ROS1+ NSCLC and other NSCLC indications, and Breakthrough Therapy Designation for the treatment of adult patients with advanced or metastatic ROS1+ NSCLC who are ROS1 TKI treatment naïve or previously treated with crizotinib.

In China, taletrectinib has been approved for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC who either have or have not previously been treated with ROS1 TKIs.

Taletrectinib In-License Agreement

In December 2018, AnHeart Therapeutics Inc. (“AHT”), a wholly owned subsidiary of AnHeart, entered into a license agreement with Daiichi Sankyo, pursuant to which Daiichi Sankyo granted to AHT exclusive worldwide rights to develop and commercialize taletrectinib (the “Taletrectinib In-License Agreement”).

To date, under the Taletrectinib In-License Agreement, we have paid Daiichi Sankyo $9.0 million in connection with an upfront payment and the achievement of development and regulatory milestones. In addition, we are obligated to pay up to $14.0 million upon achievement of additional regulatory milestones, up to $20.0 million upon achievement of commercial sales milestones, and a high single-digit percentage royalty based on worldwide net sales subject to certain adjustments. Our obligation to pay royalties under the Taletrectinib In-License Agreement will expire on a country-by-country basis upon the later of the expiration of the last valid claim of a patent licensed under the Taletrectinib In-License Agreement covering taletrectinib, and ten years after the first commercial sale of taletrectinib in such country.

The Taletrectinib In-License Agreement will continue in effect until we cease all commercial activity related to taletrectinib. We may terminate the Taletrectinib In-License Agreement on a country-by-country basis or in its entirety upon 6 months prior written notice if we have bona fide material concerns regarding the lack of efficacy of taletrectinib, if patent claim(s) covering taletrectinib are invalidated in the relevant jurisdiction, or if taletrectinib is determined to infringe one or more claims of a third-party patent. Daiichi Sankyo may terminate the Taletrectinib In-License Agreement due to our insolvency or bankruptcy, or if we challenge any patents licensed under the Taletrectinib In-License Agreement. Either party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days (or, if such material breach cannot be cured within 90 days, if the other party does not commence and diligently continue actions to cure such breach during such 90 days).

We need Daiichi Sankyo’s prior written consent to grant sublicenses under the rights licensed to us under the Taletrectinib In-License Agreement, provided that any denial of approval by Daiichi Sankyo must be made in good faith based on reasonable concerns. Furthermore, under certain circumstances, we need Daiichi Sankyo’s prior consent to assign our rights under the Taletrectinib In-License Agreement.

Taletrectinib Out-License Agreements

In May 2021, AnHeart Therapeutics (Hangzhou) Co. Ltd. (“AHT Hangzhou”), a wholly owned subsidiary of AnHeart, entered into a collaboration and license agreement with Innovent (the “Innovent Agreement”), pursuant to which AHT Hangzhou granted to Innovent exclusive rights to commercialize taletrectinib in mainland China, Hong Kong, Macau and Taiwan (collectively, the “Innovent Territory”), as well as certain development rights within the Innovent Territory. To date, pursuant to the Innovent Agreement, AHT Hangzhou has received $67.0 million in connection with an upfront payment, reimbursement of research and development expenses, and achievement of regulatory milestones. In addition, we may receive up to $17.0 million upon achievement of additional regulatory milestones, up to $105.0 million upon achievement of commercial milestones, and tiered percentage royalties ranging from mid-teen to low-twenties on annual net sales of taletrectinib in the Innovent Territory subject to certain adjustments. Innovent’s obligation to pay royalties under the Innovent Agreement will expire on a country-by-country basis upon the later of the expiration of the last valid claim of a patent licensed under the Taletrectinib In-License Agreement covering taletrectinib, and ten years after the first commercial sale of taletrectinib in such country. The Innovent Agreement will continue in effect until Innovent ceases all commercial activity related to taletrectinib in the Innovent Territory or termination of the Taletrectinib In-License Agreement. We may terminate the Innovent Agreement if Innovent challenges any patents licensed to it under the Innovent Agreement. Innovent may terminate the Innovent Agreement upon one-month’s prior written notice if it has bona fide material concerns regarding the lack of safety or efficacy of taletrectinib. Either party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days (or, if such material breach cannot be cured within 90 days, if the other party does not commence and diligently continue actions to cure such breach during such 90 days), or due to insolvency or bankruptcy of the other party.

In October 2023, AHT entered into a collaboration and license agreement with Nippon Kayaku Co., Ltd. (“NK”, and such agreement, the “NK Agreement”), pursuant to which AHT granted to NK exclusive rights to commercialize taletrectinib for all human indications in Japan (the “NK Territory”), and exclusive rights to research and develop taletrectinib for any indication other than ROS1+ NSCLC in Japan subject to AnHeart’s prior approval. Pursuant to the NK Agreement, AHT received a $40.0 million upfront payment. In addition, we may receive $25.0 million upon achievement of a regulatory milestone, up to $35.0 million upon achievement of commercial milestones, and a lower-mid double digit percentage royalty on net sales of taletrectinib in the NK Territory. The NK Agreement will continue in effect until the later of first sale of a first generic for taletrectinib for which a drug reimbursement price has been established in the NK Territory, and our obligation to pay royalties under the Taletrectinib In-License Agreement for net sales of taletrectinib in the NK Territory. We may terminate the NK Agreement if NK challenges any patents licensed to it under the NK Agreement. NK may terminate the NK Agreement upon 90 days prior written notice if it has bona fide material concerns regarding the lack of safety or efficacy of taletrectinib, or at any time after first commercial sale of taletrectinib upon 6 month’s prior written notice. Either party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days (or, if such material breach cannot be cured within 90 days, if the other party does not commence and diligently continue actions to cure such breach during such 90 days), and AHT may terminate the agreement due to insolvency or bankruptcy of NK.

Safusidenib: mIDH1 Inhibitor Program

Safusidenib is a novel, oral, potent, brain penetrant, targeted inhibitor of mIDH1, which is detected in various tumors, including gliomas. IDH proteins play a critical role in the citric acid cycle, also known as the tricarboxylic acid cycle or Krebs cycle, by catalyzing the conversion of isocitrate to α-ketoglutarate. Mutant IDH catalyzes abnormal conversion of α-ketoglutarate to the oncometabolite 2-hydroxyglutarate (2-HG). Accumulation of 2-HG leads to tumorigenesis by inducing changes in various cellular processes, including epigenetic dysregulation. Most patients with IDH mutant glioma harbor the mIDH1 subtype known as IDH1R132H (Machida et al 2020). The Central Brain Tumor Registry of the United States estimated that the incidence of IDH-mutant glioma in the United States in 2018-2021 to be approximately 9,600 total cases (approximately 2,400 new cases per year).

Safusidenib has high blood–brain barrier (“BBB”) permeability and inhibits mIDH1, including the subtype IDH1R132H. Continuous administration of safusidenib impaired tumor growth and decreased 2-HG levels in subcutaneous and intracranial xenograft models derived from a patient with mIDH1-positive glioblastoma. Moreover, the expression of glial fibrillary acidic protein was strongly induced by safusidenib, suggesting that inhibition of mIDH1 promotes glial differentiation (Machida et al 2020).

Phase 1 Study Results

A Phase 1 (NCT03030066) multicenter, open-label, dose-escalation study evaluating safusidenib as a monotherapy in 47 patients was conducted in Japan and sponsored by Daiichi Sankyo Co., Ltd. Patients were divided into enhancing and non-enhancing groups based on the presence or absence of tumor contrast enhancement judged by each investigator at the time of enrollment. Tumor response was assessed by Response Assessment in Neuro-Oncology (“RANO”) for enhancing tumors and RANO-low grade glioma (“RANO-LGG”) for non-enhancing tumors. Tumors that show enhancement on MRI scans tend to have more vascularization and disruption to the blood-brain barrier and are generally associated with a higher degree of malignancy compared with non-enhancing tumors.

The objective response rates were 17.1% for enhancing tumors and 33.3% for non-enhancing tumors. Two complete responses were observed: one complete response in a grade 4 astrocytoma and one complete response in the target lesions of a grade 3 oligodendroglioma (with stable disease in non-target lesions).

The maximum tolerated dose was not reached. Most adverse events (AEs) were grade 1-2. Twenty patients (42.6%) experienced at least one grade 3 AE. No grade 4 or 5 AEs or serious drug-related AEs were reported. Common AEs (>20%) were skin hyperpigmentation, diarrhea, pruritus, alopecia, arthralgia, nausea, headache, rash, back pain, and dry skin. Seven on-treatment brain tumor samples showed a significantly lower amount of D-2-HG compared with pre-study archived samples.

SAFUSIDENIB EARLY-STAGE DATA SHOWED HIGHER RESPONSE RATES THAN VORASIDENIB IN LOW-GRADE (NON-ENHANCING) AND HIGH-GRADE (ENHANCING) DIFFUSE mIDH1 GLIOMA

Clinical Development Plan for Safusidenib in mIDH1 Glioma

We are currently conducting a Phase 2 global study to evaluate safusidenib’s safety, efficacy, and pharmacokinetics in patients with diffuse mIDH1 glioma. In the first stage of the study, we are exploring five dosing regimens and will evaluate safety parameters including adverse events and efficacy including objective response rate. We are evaluating potential designs for the second, dose-expansion stage of the study, and for potential pivotal studies.

Safusidenib Phase 1 and Phase 2 Clinical Study Overview

Safusidenib In-License Agreement

In September 2020, AHT entered into a license agreement with Daiichi Sankyo, pursuant to which Daiichi Sankyo granted to AHT exclusive worldwide (other than Japan) rights to develop and commercialize safusidenib for all human prophylactic or therapeutic uses (the “Safusidenib In-License Agreement”). Daiichi Sankyo retains the right to develop and commercialize safusidenib in Japan.

To date, under the Safusidenib In-License Agreement, AHT has paid Daiichi Sankyo $9.0 million in connection with an upfront payment and the achievement of a development milestone. In addition, we are obligated to pay up to $6.0 million upon achievement of additional development milestones, up to $50.0 million upon achievement of regulatory milestones, up to $45.0 million upon achievement of commercial sales milestones, and a high single-digit percentage royalty based on worldwide net sales subject to certain adjustments. Our obligation to pay royalties under the Safusidenib In-License Agreement will expire on a country-by-country basis upon the later of the expiration of the last valid claim of a patent licensed under the Safusidenib In-License Agreement covering safusidenib, and ten years after the first commercial sale of safusidenib in such country.

The Safusidenib In-License Agreement will continue in effect until we cease all development and commercial activity related to safusidenib. We may terminate the Safusidenib In-License Agreement on a country-by-country basis or in its entirety upon 6 months prior written notice if we have bona fide material concerns regarding the lack of efficacy of safusidenib, if all patent claims covering safusidenib are invalidated in the relevant jurisdiction, or if safusidenib is determined to infringe one or more claims of a third-party patent. Daiichi Sankyo may terminate the Safusidenib In-License Agreement if due to our insolvency or bankruptcy, or if we challenge any patents licensed under the Safusidenib In-License Agreement. Either party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days (or, if such material breach cannot be cured within 90 days, if the other party does not commence and diligently continue actions to cure such breach during such 90 days).

We need Daiichi Sankyo’s prior written consent to grant sublicenses under the rights exclusively licensed to us under the Safusidenib In-License Agreement, which Daiichi Sankyo shall not unreasonably withhold. Furthermore, we need Daiichi Sankyo’s prior consent to assign our rights under the Safusidenib In-License Agreement, such consent not to be unreasonably withheld.

Overview of Our DDC Platform

The foundations of our DDCs are built by employing tissue-targeting small molecules fused to anti-cancer warheads of existing drugs with well- understood mechanisms of action. Our platform leverages our drug discovery and chemistry expertise to find the minimum target binding sites of drug X and drug Y and fuse them together, while maintaining activity. Our DDCs are designed to selectively bind to intracellular as well as surface cell membrane targets that are expressed more highly in specific target tissues and to potently deliver anti-cancer warheads to these target tissues. The figure below depicts our DDC approach.

DRUG-DRUG CONJUGATES ARE DESIGNED TO BIND TWO DIFFERENT TARGETS SIMULTANEOUSLY

Key potential benefits of our DDCs include:

•
Tissue-selective targeting improves therapeutic index vs. untargeted warhead;
•
Oral or IV delivery;
•
Binds intracellular and cell membrane targets;
•
Highly cell permeable; and

•
Simpler and less expensive to manufacture than antibody-drug conjugates.

NUV-1511: A Targeted DDC Derived from a Widely Used Chemotherapy Agent for Advanced Solid Tumors

NUV-1511, our first clinical-stage DDC, fuses a targeting agent to a widely used chemotherapy agent that suppresses the growth of various advanced solid tumors. We believe NUV-1511 may be able to limit the adverse side effects of the chemotherapy agent while effectively targeting various advanced solid tumors, including prostate and breast cancer.

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

INTERMITTENT DOSING OF NUV-1511 LEADS TO SUSTAINED TUMOR INHIBITION FOR WEEKS

Clinical Development Plan for NUV-1511

In March 2024, we treated the first patient in a Phase 1/2 study of NUV-1511. The study will initially evaluate safety and tolerability, pharmacokinetic profile, and assess for signs of clinical activity in patients with advanced solid tumors who previously received and progressed on or after treatment with Enhertu® and/or Trodelvy® per approved U.S. FDA labeling, human epidermal growth factor receptor 2-negative (“HER2-”) metastatic breast cancer, mCRPC, advanced pancreatic cancer, and platinum-resistant ovarian cancer (“PROC”). The dose escalation portion of the study employs a flexible design that allows for the potential to explore two dosing schedules for NUV-1511, with the goal of establishing the recommended Phase 2 dose.

NUV-1511 Clinical Study Overview

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

Emerging evidence suggests distinct roles for the BD1 and BD2 domains of BET proteins (Gilan et al 2020). Inhibition of BD1 may play a predominant role in regulating steady state gene expression through the displacement of BET proteins already associated with histones. Inhibition of BD1 has also been associated with toxicity (including bone marrow suppression and gastrointestinal effects), which together may limit the therapeutic window for agents which potently inhibit BD1. In contrast, inhibition of the BD2 domain may play a predominant role in regulating rapid gene induction by preventing BET proteins from associating with histones. BD2 selective agents have demonstrated efficacy in both cancer and inflammatory models, while having more limited effects on bone marrow and gastrointestinal cells and may therefore have a wider therapeutic window than non-BD2 selective BET inhibitors.

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

NUV-868 IS A MORE SELECTIVE BD2 INHIBITOR

IC50 values of NUV-868 and other BET inhibitors in development

Phase 1 Study Results in Advanced Solid Tumors

In March 2022, we initiated a Phase 1 monotherapy dose escalation study of NUV-868 in patients with advanced solid tumors to determine a maximum tolerated dose. In December 2022, we initiated a Phase 1b dose escalation study of NUV-868 in combination with olaparib in patients with ovarian cancer, pancreatic cancer, mCRPC, TNBC, and other solid tumors, and in combination with enzalutamide in patients with mCRPC.

In August 2024, we announced completion of an internal analysis of efficacy and safety data collected from the Phase 1 monotherapy and Phase 1b combination studies of NUV-868. Following this analysis, Nuvation Bio decided not to initiate a Phase 2 study of NUV-868 as a monotherapy or in combination with olaparib or enzalutamide in the advanced solid tumor indications that were part of the Phase 1 and Phase 1b study designs. We are evaluating next steps for the NUV-868 program, including external partnership opportunities or further development in combination with approved products for indications in which BD2-selective BET inhibitors may improve outcomes for patients.

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries for our investigational products, to operate without infringing valid and enforceable patents and proprietary rights of others, and to prevent others from infringing on our proprietary or intellectual property rights.

We generally seek to protect our proprietary position by pursuing patents that cover the compositions of matter, formulations, methods of use or methods of synthesis relating to our investigational products, as well as other discoveries, technologies, inventions and improvements that may be commercially important to our business. For our product candidates, we generally seek patent protection in the U.S. and in certain foreign jurisdictions.

As of December 31, 2024, taletrectinib is covered by patent families that we either own or have exclusively licensed from Daiichi Sankyo worldwide. These patent families cover the composition of matter of taletrectinib, methods of use thereof, or methods of manufacturing thereof. These patents families include issued patents as well as pending patent applications in the U.S. and certain foreign jurisdictions, and patents that have issued or may issue from these patent families are expected to expire from 2033 to 2042 (not including patent term adjustment or extension that may be available to extend the term of such patents).

For safusidenib, as of December 31, 2024, we have an exclusive worldwide (other than Japan) license from Daiichi Sankyo to patent families that cover the composition of matter of safusidenib, methods of use thereof, or methods of manufacturing thereof. These patents families include issued patents as well as pending patent applications in the U.S. and certain foreign jurisdictions, and patents that have issued or may issue from these patent families are expected to expire from 2035 to 2041 (not including patent term adjustment or extension that may be available to extend the term of such patents).

For the DDC platform, as of December 31, 2024, we own patent families that cover the composition of matter of our DDC compounds, including NUV-1511, or methods of use thereof. These patent families include issued patents as well as pending patent applications in the U.S. and certain foreign jurisdictions, and patents that have issued or may issue from these patent families are expected to expire from 2039 to 2043 (not including patent term adjustment or extension that may be available to extend the term of such patents).

For NUV-868, as of December 31, 2024, we own patent families that cover the composition of matter of NUV-868 or methods of use thereof. These patents families include issued patents as well as pending patent applications in the U.S. and certain foreign jurisdictions, and patents that have issued or may issue from these patent families are expected to expire from 2040 to 2044 (not including patent term adjustment or extension that may be available to extend the term of such patents).

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

Our trademarks are protected under the common law and/or by registration in the United States and other countries. We also rely on trade secrets to protect our technology and product candidates, especially where we do not believe patent protection is appropriate or obtainable. We seek to protect our proprietary information, in part, using confidentiality agreements with our partners, collaborators, employees and consultants.

Our commercial success may depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, obtain licenses or cease certain activities. Our failure to obtain a license to proprietary rights that we may require to develop or commercialize our future drug products may have a material adverse impact on us.

The intellectual property positions for biotechnology and pharmaceutical companies like us are generally uncertain and can involve complex legal, scientific, and factual issues. For information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational products, as well as for our commercial products if regulatory approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our investigational products.

We currently have a single source for taletrectinib API and drug product, and we obtain taletrectinib API pursuant to a long-term supply agreement. We are currently developing a second source for taletrectinib API and drug product, respectively. For our other investigational products, we have obtained APIs and drug product from various single-source third-party CMOs. We are in the process of developing our supply chain for each of our investigational products and intend to put in place framework agreements under which CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs, and which agreements will provide us with intellectual property rights necessary to conduct the business. We seek to use a different CMO for each investigational product and will consider further diversification of drug product and supply organizations as circumstances warrant. Overall, as we advance our investigational products through development, we will start by seeking multiple sources for raw materials and address other potential points of concern over time.

Commercialization

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our investigational products on our own, or potentially with a partner, in the U.S. and other regions. For example, we have out-licensed the commercialization of taletrectinib in certain countries in Asia as described above under the caption “Taletrectinib: ROS1 Inhibitor Program— Taletrectinib Out-License Agreements”, except that we assist Innovent with certain commercialization activities in China.

For the U.S. and potentially other regions, we intend to build the necessary infrastructure and sales, marketing and commercial product distribution capabilities. Clinical data, the size of the addressable patient population and the size of the commercial infrastructure and manufacturing needs and economics related to the foregoing may all influence or alter our commercialization plans.

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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop small molecules and drug conjugates as treatments for cancer patients. There are many other companies that have commercialized and/or are developing such treatments for cancer including large pharmaceutical and biotechnology companies, such as AstraZeneca plc, Bristol-Myers Squibb Company (“BMS”), Eli Lilly, Merck, Novartis Pharmaceuticals Corporation (“Novartis”), Pfizer, Regeneron Pharmaceuticals, Inc. in partnership with Sanofi Genzyme (“Sanofi”) and Roche.

If approved for the treatment of advanced ROS1+ NSCLC, we expect that taletrectinib would compete against approved drugs including Pfizer’s Xalkori®, Roche’s Rozlytrek®, and BMS’s Augtyro®. Other ROS1 inhibitors currently in clinical-stage development include Nuvalent’s zidesamtinib.

If approved for the treatment of mIDH1 low grade glioma, we expect that safusidenib would compete against Servier’s Voranigo® (vorasidenib). Another mIDH1 currently in clinical development for mIDH1 glioma is Rigel’s olutasidenib.

Our DDC programs targeting hormone receptors in cancer cells apply to types of cancer that may depend on hormone receptors for their growth, such as ER+ mBC, prostate cancer and ovarian cancer. All of these tumors have commercially available therapies including therapies from AstraZeneca, Bayer, Daiichi Sankyo, Eli Lilly, Gilead, GSK, Janssen Pharmaceutical Companies, Novartis, Pfizer, Roche and Sanofi. In addition, many new product candidates are being developed as monotherapy or in combination with other drugs for these tumors type, and the most advanced of these development programs are in Phase 3 and may lead to near-term regulatory approval and subsequent commercialization. These development programs include those of the companies named above as well as numerous others. Some of these drugs and drug candidates target hormone receptor pathways directly, while many others may affect cancer cell growth through different mechanisms of action.

For NUV-868, we are aware of several clinical-stage BET inhibitors being developed for patients with hematological malignancies and solid tumors, including, but not limited to, product candidates from MorphoSys, Opna Bio, Plexxikon, Zenith Epigenetics, Incyte, Boehringer Ingelheim, Abbvie, BMS, Jacobio, Foghorn Therapeutics, GSK, Betta Pharmaceuticals, Ranok Therapeutics and Epigenetix. In addition, there are a number of BET inhibitors at the preclinical stage. To our knowledge, there is currently no commercially available BET inhibitor and the most advanced BET inhibitor is in a Phase 3 clinical trial (pelabresib for myelofibrosis).

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
•
approval by an independent institutional review board (“IRB”) or ethics committee at each clinical trial site before each trial may be initiated;
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
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with current Good Manufacturing Practices (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA filing to assess compliance with GCP;
•
FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.; and
•
compliance with any post-approval requirements, including the potential requirement to implement a risk evaluation and mitigation strategy (“REMS”) and the potential requirement to conduct post-approval studies.

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

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and eligibility criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB must also approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will generally accept a well-designed and well conducted foreign clinical trial not conducted under an IND if the clinical trial is conducted in compliance with GCP and the FDA is able to validate the data through an onsite inspection, if deemed necessary. An NDA based solely or predominantly on foreign clinical data meeting U.S. criteria for marketing approval may be approved if (1) the foreign data are applicable to the U.S. population and U.S. medical practice, (2) the studies have been performed by clinical investigators of recognized competence and (3) the FDA is able to validate the data through an onsite inspection or other appropriate means, if deemed necessary.

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

FDA Regulation of Companion Diagnostics

A product candidate may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to that therapy. If an in vitro diagnostic is essential to the safe and effective use of the therapeutic product, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. According to FDA guidance, a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational trial, if the trial meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the trial plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

Pursuing FDA approval of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval (“PMA”) for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health. The original PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reliable results in the context of its intended use. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Other U.S. Regulatory Matters

Pharmaceutical manufacturers are subject to various healthcare laws, regulations, and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Our conduct, including those of our employees, as well as our business operations and relationships with third parties, including current and future arrangements with healthcare providers, third-party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market, and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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
•
The federal Health Insurance Portability and Accountability Act (“HIPAA”) prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations also impose obligations on covered entities such as health insurance plans, healthcare clearinghouses, and certain healthcare providers and their respective business associates and their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
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

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increasing their transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

European Union Drug Review and Approval

In the European Economic Area (“EEA”), which comprises the 27 Member States of the European Union and three European Free Trade Association States (Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”).

To obtain an MA for a product in the EEA, an applicant must submit a Marketing Authorization Application (“MAA”) either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EEA countries (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EEA.

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

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, in the EEA, some countries provide that products may be marketed only after a reimbursement price has been agreed, and other countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called Health Technology Assessments (“HTAs”) in order to obtain reimbursement or pricing approval. HTAs of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, was adopted in the EU. This Regulation, which entered into application on January 12, 2025 and has a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. In addition, some EEA countries may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EEA countries allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

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

Since its enactment, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2032, unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, at the federal level, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least 7 years and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices for the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. On February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Facilities

Our principal executive offices are located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, with an option for us to extend the lease for an additional five years which is not reasonably assured of exercise, and in San Francisco, where we lease approximately 19,418 square feet of office space that terminates in 2029. We also occupy office space located in Burlington, Massachusetts, where we lease approximately 2,235 square feet of office space under a lease that terminates in 2027, as well as a total of approximately 1,735 square meters of office space in the People’s Republic of China, in the cities of Beijing, Guangzhou, Hangzhou and Shanghai, under leases that terminate in 2026 through 2027.

Human Capital

Employees

As of December 31, 2024, we had 220 full-time employees, 49 of whom hold Ph.D.s, M.D.s or both. Of our total workforce, 135 employees are engaged in research and development, and 85 employees in general and administrative. Our workforce also includes 43 independent contractors. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages nor are we aware of any employment circumstances that are likely to disrupt work at any of our facilities. We consider our relationship with our employees to be good.

Human Capital Management

We recognize that attracting, motivating and retaining talent at all levels is vital to our continued success. Our employees are a significant asset, and we aim to create an environment that is equitable, inclusive and representative in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. By focusing on employee retention and engagement, we also improve our ability to support our clinical-stage platform, business and operations, and also protect the long-term interests of our securityholders. Our success also depends on our ability to attract, engage and retain a diverse group of employees. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages and ensuring we listen to our employees.

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

Diversity and Inclusion

Diversity and inclusion are priorities for us. We believe that a rich culture of inclusion and diversity enables us to create, develop and fully leverage the strengths of our workforce. Our workforce comprises approximately 52% female employees and approximately 33% racial/ethnic minority employees.

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

Risks Related to Our Financial Position and Need for Additional Capital

Except in China where taletrectinib is being commercialized by our partner Innovent, our product candidates are all in development. As a result, we are unable to predict if or when we will successfully develop or commercialize our product candidates, and to generate revenue or profits.

Our clinical-stage product candidates as well as our other pipeline assets will require significant further investment and regulatory approvals prior to commercialization. Our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, build out of a commercial organization, substantial investment and significant marketing efforts, before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

The FDA accepted for priority review our NDA for taletrectinib for the treatment of advanced ROS1+ NSCLC with a target PDUFA date of June 23, 2025. However, we have not previously submitted an NDA to the FDA for any product candidate, and we cannot be certain that any of our product candidates will receive regulatory approval. Our other clinical-stage product candidates include safusidenib, which is in a Phase 2 study, and NUV-1511, which is in a Phase 1 study. Our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Even if we successfully obtain regulatory approvals to market one or more of our product candidates, we anticipate incurring significant costs associated with launching and commercializing our current and future product candidates, including as a result of payment obligations under the Taletrectinib In-License Agreement, the Safusidenib In-License Agreement, our revenue interest financing agreement with Sagard Healthcare Partners (Delaware) II LP (the “RIF Agreement”), and our credit agreement and guaranty with Sagard Holdings Manager LP (the “Loan Agreement”). Furthermore, if the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products. Our revenues will also depend, in part, upon our current collaborators’ and future collaborators’ ability to obtain regulatory approval and successfully commercialize our product candidates in their respective territories. We would continue to bear the risk that the FDA or similar foreign regulatory authorities such as the European Medicines Agency (“EMA”), the U.K. Medicines & Healthcare Products Regulatory Agency (“MHRA”) or the National Medical Product Administration of China (“NMPA”), could revoke approval, or that safety, efficacy, manufacturing or supply issues could arise that negatively impact product sales.

Even if we generate sufficient revenue to achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in value also could cause you to lose all or part of your investment.

We will need substantial funding to pursue our business objectives. If we are unable to raise capital when needed or on favorable terms, or receive significant revenues from the sales of our product, we could be forced to delay, reduce or terminate our product development, other operations or commercialization efforts.

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

As of December 31, 2024, we had $502.7 million in cash and investments, and an accumulated deficit of $910.7 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
our ability to establish and maintain collaborations on favorable terms, if at all; and
•
the extent to which we acquire or in-license other product candidates and technologies and associated intellectual property, and payments required under such acquisitions or in-licenses.

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

As of December 31, 2024, we had federal and state net operating loss (“NOL”) carryforwards of $194.3 million and $270.3 million, respectively. Under current law, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year.

Separately, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. The completion of the 2021 merger of Nuvation

Bio Inc. and Panacea Acquisition Corp., together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. We have not completed a Section 382 analysis, and therefore, there can be no assurances that our NOL carryforwards are not already limited. We also may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, this could harm our future operating results by effectively increasing our future tax obligations. In addition, due to changes in laws and regulations, including changes proposed or implemented by the current or a future U.S. presidential administration, such as alternative minimum taxes, or other unforeseen reasons, our existing net operating losses could become unavailable to reduce future income tax liabilities. Further, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027.

Risks Related to our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On March 3, 2025, the Company announced the closing of a non-dilutive financing of up to $250.0 million from entities affiliated with Sagard Healthcare Partners (collectively, “Sagard”). The financing is comprised of a $150.0 million (the “Investment Amount”) synthetic royalty financing under the RIF Agreement and a $100.0 million senior secured term loan under the Loan Agreement. The Investment Amount and the first $50.0 million tranche of the term loan will be funded conditioned upon FDA’s approval of taletrectinib on or prior to September 30, 2025. The second $50 million tranche of the term loan will be available at our option until June 30, 2026, as long as we have achieved first U.S. commercial sale of taletrectinib.

Under the RIF Agreement, in exchange for the Investment Amount, we have agreed to make tiered royalty payments to Sagard on U.S. net sales of taletrectinib equal to 5.5% of annual U.S. net sales up to $600 million and 3.0% of annual U.S. net sales between $600 million and $1 billion. We will retain all annual U.S. net sales above $1 billion. Our obligation to make the royalty payments will cease upon the earliest occurrence of total royalty payments reaching 1.6 times of the Investment Amount by the calendar quarter ending on June 30, 2031, 1.75 times of the Investment Amount by the calendar quarter ending on June 30, 2034, or 2.0 times of the Investment Amount thereafter. To the extent we have not made royalty payments totaling at least 1.0 time of the Investment Amount by February 1, 2043, we will be required to make a true up payment in an amount equal to such shortfall (the “True Up Payment”). In addition, if certain events occur, including certain bankruptcy events, non-payment of Payments, a change of control, expiration or termination of certain intellectual property rights or marketing authorization, an out-license or sale of all of the rights in and to taletrectinib in the United States and (subject to applicable cure periods) non-compliance with the covenants in the RIF Agreement, we may be required to repurchase the synthetical royalty financing at a repurchase price ranging from 1.4 to 2.0 times of the Investment Amount, depending on the time of such event, less all royalty payments we made by then (the “Put/Call Payment”).

Under the Loan Agreement, the term loan will bear interest at the secured overnight financing rate ("SOFR") plus a margin of 6.00%, subject to a 4.00% SOFR floor. There are no scheduled amortization payments associated with the term loan, with all outstanding principal due at maturity. Before we would consider drawing down any tranche under the Loan Agreement, if available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from commercial revenues or the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

All obligations under the Loan Agreement are secured by substantially all of our assets, including our intellectual property, and all obligations under the RIF Agreement are secured by accounts receivable arising from U.S. net sales of taletrectinib and intellectual property, product registrations and regulatory approvals related to commercialization and development of taletrectinib in the United States. Further, the terms of the Loan Agreement and the RIF Agreement place restrictions on our operating and financial flexibility, and limit or prohibit our ability to dispose of certain assets and engage in other significant transactions. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. If we draw down any of the tranches under the Loan Agreement, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity.

Our indebtedness could also have important negative consequences, including:

•
we will need to make tiered royalty payments under the RIF Agreement, and under certain circumstances, the True Up Payment or the Put/Call Payment, and to repay the Loan Agreement by making payments of interest and principal, all of which will reduce the amount of cash available to finance our operations, our research and development efforts and other general corporate activities;
•
our failure to comply with the obligations of our affirmative and restrictive covenants in the Loan Agreement and the RIF Agreement could result in an event of default that, if not cured or waived, would permit Sagard to accelerate our obligation to repay this indebtedness, and Sagard could seek to enforce their security interest against certain of our assets that are collateral; and
•
under the RIF Agreement, upon occurrence of certain events, we may be required to repurchase the synthetical royalty financing at a repurchase price ranging from 1.4 to 2.0 times of the Investment Amount, depending on the time of such event, less all royalty payments we made by then. In addition, we may borrow additional capital in the future to fund clinical development and our future growth, including pursuant to the Loan Agreement or potentially pursuant to new arrangements with different lenders. To the extent additional debt is added to our current debt levels, the risks described above could increase.

The terms of the Loan Agreement and the RIF Agreement place restrictions on our operating and financial flexibility.

The Loan Agreement and the RIF Agreement collectively impose operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of our subsidiaries to, among other things:

•
dispose of certain assets;
•
engage in mergers, acquisitions or consolidations;
•
incur additional indebtedness;
•
create liens on assets;
•
enter into certain licensing transactions;
•
make certain payments;
•
pay dividends and make contributions or repurchase our capital stock; and
•
engage in certain transactions with affiliates.

We may not have cash available in an amount sufficient to enable us to make interest, principal or other payments on our indebtedness when due.

Our ability to make scheduled interest payments on or to refinance our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we desire to refinance our indebtedness, our ability to do so will depend on the state of the capital and lending markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Failure to satisfy our current and future debt obligations under the Loan Agreement, the RIF Agreement, or to comply with certain covenants in such agreements could result in an event of default, the occurrence and continuance of which provides Sagard with the right to demand immediate repayment of all outstanding obligations under such agreements (and in the case of certain insolvency, liquidation, bankruptcy or similar events, automatically requires immediate repayment of all outstanding obligations under such agreements), and to exercise remedies against us and the collateral securing such agreements. These events of default include, among other things:

•
failure to make payments required by the agreements;
•
insolvency, liquidation, bankruptcy or similar events;
•
failure to observe covenants under the Loan Agreement, the RIF Agreement, and ancillary collateral documents, which failure, in certain limited cases, is not cured within applicable time periods;
•
withdrawal of FDA’s authorization of taletrectinib, if approved in the U.S., and certain other regulatory actions;
•
the occurrence of a material adverse change;
•
material misrepresentations;
•
certain cross-default of third-party indebtedness or certain default or termination events of hedging assessments;
•
certain money judgments being entered against us which are not timely paid, discharged or stayed; and
•
our assets are attached or seized.

In the event of default, the lenders could accelerate all of the amounts due under the Loan Agreement or the RIF Agreement, as applicable. Sagard could also exercise its rights to take possession and dispose of certain of our assets that are collateral.

In addition, under the RIF Agreement, if certain events occur, including certain bankruptcy events, non-payment of Payments, a change of control, expiration or termination of certain intellectual property rights or marketing authorization, an out-license or sale of all of the rights in and to taletrectinib in the United States and (subject to applicable cure periods) non-compliance with the covenants in the RIF Agreement, we may be required to repurchase the synthetical royalty financing at a repurchase price ranging from 1.4 to 2.0 times of the Investment Amount, depending on the time of such event, less all royalty payments we made by then.

Under such circumstances, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our taletrectinib commercialization efforts, our research and development efforts, or grant to others rights to develop and market taletrectinib. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

The RIF Agreement place certain restrictions on our operational flexibility

The RIF Agreement contains covenants that impose on us certain obligations with respect to commercial effort, reporting, indemnification and other matters and certain restrictions with respect to intellectual property transfers, licensing, acquisitions, divestitures, and other actions. The RIF Agreement also limits our ability to create or incur liens or dispose of certain assets related to taletrectinib. If we want to early terminate the RIF Agreement, we will need to pay Sagard an amount ranging from 1.4 to 2.0 times of the Investment Amount (depending on the timing of the early termination and less all royalty payments we made by then), thereby limiting our ability to eliminate future applicability of the covenants contained in the RIF Agreement. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.

Risks Related to the Development of our Product Candidates

If we do not obtain regulatory approval for and successfully commercialize one or more of our product candidates or we experience significant delays in doing so, we may never generate any revenue or become profitable.

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We have invested substantially all of our efforts in developing and identifying potential product candidates and conducting preclinical and clinical studies. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of one or more of taletrectinib, safusidenib, NUV-1511 and NUV-868. We cannot be certain that any of these or any other product candidates will receive regulatory approval or will be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of product candidates is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. The FDA and similar foreign regulatory authorities may not agree that the clinical data demonstrates safety and efficacy of our product candidates. For example, while we recently submitted an NDA for taletrectinib for the treatment of patients with advanced ROS1+ NSCLC, FDA may not agree that the pooled data from the TRUST-I and TRUST-II trials have sufficient North American patients to support safety and efficacy for a U.S. population, and may not believe that we have identified optimal dosing.

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
•
maintaining a continued acceptable safety profile of the products following approval;
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

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product or product candidate, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we receive Fast Track designation for any of our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA approval timelines, and the FDA may still decline to approve such product candidates. The FDA may rescind the Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program or for any other reason. Similarly, the FDA’s other expedited drug development programs (e.g., Breakthrough Therapy, Accelerated Approval, Priority Review) do not guarantee a product candidate’s faster regulatory review or regulatory approval. Although taletrectinib has been granted Breakthrough Therapy Designations by both the FDA and China’s NMPA for the treatment of advanced or metastatic ROS1+ NSCLC, such designations may be rescinded and may not lead to faster regulatory review or regulatory approval. The EMA has a similar program called PRIME.

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

Risks Related to Commercialization of Our Product Candidates

We have never commercialized a product candidate on our own and we may lack the necessary expertise, personnel and resources to successfully commercialize any of our products that receive regulatory approval on our own.

We have never commercialized a product candidate on our own. To achieve commercial success of our product candidates, if any are approved, we will have to develop our own sales, marketing and manufacturing capabilities, or outsource some or all of these activities to third parties as we have done in China and Japan for taletrectinib.

Factors that may affect our ability to commercialize our product candidates on our own include recruiting and retaining adequate numbers of qualified scientific, clinical, manufacturing, and sales and marketing personnel, persuading adequate numbers of physicians to prescribe our approved product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the U.S., the European Union or other key global markets. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. There are other companies working to develop immunotherapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, comparable foreign healthcare programs, private health insurers and other third-party payors are essential for most patients to be able to afford products such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates and, if desired, attract collaboration partners to invest in the development of our product candidates. Coverage under certain government programs, such as Medicare, Medicaid, the 340B drug pricing program and TRICARE, or comparable foreign healthcare programs, may not be available for certain of our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., the European Union, China or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates and other therapies as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing drugs may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on products that we may develop.

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

In China, the Ministry of Human Resources and Social Security of China or provincial or local human resources and social security authorities, together with other government authorities, review the inclusion or removal of drugs from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (“NRDL”), or provincial or local medical insurance catalogues for the National Medical Insurance Program regularly, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. There can be no assurance that taletrecinib or any of our product candidates, if approved, will be included in the NRDL. Products included in the NRDL have been typically generic and essential drugs. Innovative drugs similar to taletrectinb have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years. Obtaining and maintaining reimbursement status is time-consuming and costly. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

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

Taletrectinib has been approved in China for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC who either have or have not previously been treated with ROS1 TKIs. Approved products are subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (“cGMP”), regulations and GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability. The FDA or comparable foreign regulatory authorities may also require a REMS, or comparable foreign regulatory strategies as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Moreover, if there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include:

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

We have no sales, marketing or distribution capabilities or experience. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. If approved in the U.S., we plan to commercialize taletrectinib by ourselves. We have out-licensed commercial rights to taletrectinib to Innovent in mainland China, Hong Kong, Macau and Taiwan, and to NK in Japan. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, taletretinib in territories outside of the U.S. and territories subject to existing partnerships, or for our other product candidates if and when they are approved.

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

We have limited experience in drug formulation and manufacturing and do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage, distribution or testing. We currently have a single source for taletrectinib API and drug product, which we obtain pursuant to long-term supply agreements. We are currently developing a second source for paleotectonic drug product. To date, we have obtained active pharmaceutical ingredients (“APIs”) and drug product for our investigational products mostly from single-source third-party CMOs. We are in the process of developing our supply chain for each of our investigational products and intend to put in place framework agreements under which CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs. We seek to use a different CMO for each investigational product and will consider further diversification of drug product and supply organizations as circumstances warrant.

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
•
Our obligation to use commercially reasonable efforts to perform certain development and commercialization activities and to achieve certain milestones;
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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There have been judicial, executive and congressional challenges and amendments to certain aspects of the Affordable Care Act.. For example, the Inflation Reduction Act of 2022 (“IRA”), among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business.

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

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs covered under Medicare that have been on the market for at least 7 years and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part

D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. On February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the recent U.S. Presidential and Congressional elections. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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
•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•
European, Chinese and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and non-U.S. laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are highly dependent on the management, research and development, clinical, financial and business development expertise of Dr. Hung and our executive officers, as well as the other members of our scientific, clinical and commercial teams. Although we have employment offer letters with each of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

Recruiting and retaining qualified scientific and clinical personnel and, if we are successful in obtaining marketing approval for our product candidates, commercial personnel, is critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.

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

As of December 31, 2024, we had 220 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The pharmaceutical industry in China is subject to extensive government regulation and supervision. The regulatory framework addresses all aspects of operating in the pharmaceutical industry, including product development activities, clinical trials, registration, production, distribution, packaging, labeling, storage and shipment, advertising, licensing and post-approval pharmacovigilance certification requirements and procedures, periodic renewal and reassessment processes, data security and data privacy protection requirements and compliance and environmental protection. In particular, we are subject to many of these laws and regulations because our wholly-owned subsidiary, AnHeart Therapeutics (Hangzhou) Co., Ltd., is the Marketing Authorization Holder (“MAH”) for taletrectinib in China, and conducts research, development, and assists Innovent with certain commercialization activities in China. Violation of applicable laws and regulations may materially and adversely affect our business. The regulatory framework governing the pharmaceutical industry in China is subject to change and amendment from time to time. Any such change or amendment could materially and adversely impact our business, financial condition and prospects. The Chinese government has introduced various reforms to the Chinese healthcare system in recent years and may continue to do so, with an overall objective to expand basic medical insurance coverage and improve the quality and reliability of healthcare services. The specific regulatory changes under the various reform initiatives remain uncertain. The implementing measures to be issued may not be sufficiently effective to achieve the stated goals, and as a result, we may not be able to benefit from such reform to the extent we expect, if at all. Moreover, the various reform initiatives could give rise to regulatory developments, such as more burdensome administrative procedures, which may have an adverse effect on our business and prospects.

As a company with operations and business relationships outside of the United States, our business is subject to economic, political, regulatory and other risks associated with international operations.

As a company with operations in China, our business is subject to risks associated with conducting business outside the United States. In addition to our activities conducted by AnHeart Therapeutics (Hangzhou) Co., Ltd. in China, some of our suppliers and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of December 31, 2024, we have options outstanding to purchase approximately 57,729,709 shares of Class A Common Stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase

Plan (the “2021 ESPP”), we may issue under the 2021 Plan an aggregate of up to 46,146,268 shares of Class A Common Stock and Class B Common Stock, which amount will be subject to increase from time to time. In addition, in the AnHeart acquisition, we assumed the AnHeart equity incentive plans and reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance upon exercise of outstanding options or settlement of outstanding restricted stock units issued under those plans. We may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature.

Our Audit Committee, together with our information security function and third-party service providers help identify, assess, and manage the Company’s cybersecurity threats and risks. Additionally they identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example using automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting internal and/or external audits, conducting threat assessments for internal and external threats, third party threat assessments, conducting vulnerability assessments to identify vulnerabilities, and using external intelligence feeds.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: cybersecurity-related policies and procedures (including incident response plans and policies, a vulnerability management policy, disaster recovery/business continuity plans), incident detection and response, periodic risk assessments, implementation of security standards/certifications, encryption of data, network security and system monitoring controls (including technology solutions such as antivirus, firewalls and monitoring tools), awareness training for all employees, security measures, asset management, tracking and disposal, penetration testing, cybersecurity insurance coverage, and a dedicated cybersecurity staff.

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

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example Professional services firms, including legal counsel, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers (including SIEM tools and 24/7 managed detection and response), penetration testing firms, and dark web monitoring services.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and contract research organizations. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes a risk assessment for each vendor, a security questionnaire, review of the vendor's written security program, review of security assessments and other reports. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

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

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The audit committee of our board of directors is responsible for oversight of the Company’s cybersecurity risk. Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Senior Director Infrastructure, Operations and Cyber Security who has fifteen years of experience in the industry and oversees the Company’s infrastructure, operations and cyber security, and our Vice President of Legal, who has expertise in legal, compliance and privacy matters.

Our Senior Director Infrastructure, Operations and Cyber Security is responsible for integrating cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, reviewing security assessments and other security-related reports, and retaining assessors, consultants, auditors, or third parties in connection with the company’s cybersecurity program.

Our cybersecurity incident response processes and policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Senior Director Infrastructure, Operations and Cyber Security, who works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes and policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The board of directors and audit committee receive periodic reports concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The board of directors and audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our principal executive offices are located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, with an option for us to extend the lease for an additional five years which is not reasonably assured of exercise, and in San Francisco, where we lease approximately 19,418 square feet of office space that terminates in 2029. We also occupy office space located in Burlington, Massachusetts, where we lease approximately 2,235 square feet of office space under a lease that terminates in 2027, as well as a total of approximately 1,735 square meters of office space in the People’s Republic of China, in the cities of Beijing, Guangzhou, Hangzhou and Shanghai, under leases that terminate in 2026 through 2027.

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

Holders of Record

As of February 14, 2025, there were approximately 55 holders of record of our Class A common stock and 20 holders of record of our warrants to purchase shares of our Class A common stock.

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

Recent Sales of Unregistered Equity Securities

None

Issuer Purchases of Equity Securities

None

Item 6. Reserved

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

As a result of our April 2024 acquisition of AnHeart Therapeutics Ltd. ("AnHeart"), our most advanced clinical-stage product candidate, taletrectinib, is an oral, potent, central nervous system-active, selective, next-generation ROS1 inhibitor specifically designed for the treatment of patients with ROS1+ non-small cell lung cancer ("NSCLC"). Taletrectinib is being evaluated in patients with advanced ROS1+ NSCLC in two Phase 2 single-arm pivotal studies: TRUST-I in China, and TRUST-II, a global study. Taletrectinib has been granted Orphan Drug Designation by the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with ROS1+ NSCLC and other NSCLC indications, and Breakthrough Therapy Designations by both the U.S. FDA and China’s National Medical Products Administration ("NMPA") for the treatment of patients with locally advanced or metastatic ROS1+ NSCLC. Based on pooled results of the TRUST-I and TRUST-II studies, the Company submitted a New Drug Application (“NDA”) for taletrectinib to the U.S. FDA in October 2024 for the treatment of patients with advanced ROS1+ NSCLC who either have or have not previously been treated with a ROS1 tyrosine kinase inhibitor (“TKI”). Based on results of the TRUST-I clinical study, China’s NMPA has accepted and granted Priority Review Designations to New Drug Applications for taletrectinib for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC who either have or have not previously been treated with ROS1 TKIs. Worldwide development and commercial rights to taletrectinib have been in-licensed from Daiichi Sankyo. Commercial rights to taletrectinib have been out-licensed in China and Japan.

In addition to taletrectinib, our clinical-stage pipeline includes differentiated, novel oncology product candidates that have been generated from our proprietary drug discovery and development programs or acquired through business development activities:

•
Safusidenib is a novel, oral, potent, brain penetrant, targeted inhibitor of mutant isocitrate dehydrogenase 1 ("mIDH1"). Safusidenib is being evaluated in a Phase 2 study in patients with diffuse IDH1-mutant glioma. The Company is advancing its clinical development strategy for safusidenib with registrational intent based on clinical data generated to date, including two complete responses in high-grade glioma.
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

Recent Developments

•
In September 2024, we announced pooled data from the pivotal Phase 2 TRUST-I and TRUST-II studies of taletrectinib in patients with advanced ROS1+ NSCLC, which was presented at the European Society of Medical Oncology Congress 2024.
•
In September 2024, David Hung, M.D., Founder, President, and Chief Executive Officer of Nuvation Bio, was appointed as Chairman of the Board of Directors. Additionally, Robert Bazemore was appointed as the lead independent director.
•
In October 2024, we announced the appointment of Philippe Sauvage as the Company’s Chief Financial Officer.
•
In October 2024, we announced submission of a NDA to the FDA for the full approval of taletrectinib for the treatment of patients with advanced ROS1+ NSCLC (line agnostic). In December 2024, the FDA accepted the NDA with Priority Review designation and assigned a Prescription Drug User Fee Action (“PDUFA”) target action date of June 23, 2025.
•
In January 2025, China’s NMPA approved taletrectinib for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC who either have or have not been previously treated with ROS1 TKIs.
•
In March 2025, we announced that we had entered into a non-dilutive financing of up to $250.0 million from Sagard. The financing is comprised of a $150.0 million synthetic royalty financing and a $100.0 million senior secured term loan.

Financial Overview

Since our inception in 2018, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies, clinical trials, establishing and maintaining our intellectual property portfolio, developing our manufacturing network and managing the manufacture of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. Our revenue related to its out-licensing collaborative agreements consists of upfront license fees and research and development services revenue from its collaboration agreements. We have funded our operations to date primarily from the issuance and sale of our common and preferred stock, including through the Merger and a Private Investment in Public Equity ("PIPE") financing in connection with the Merger.

We have incurred net losses in each year since inception. As of December 31, 2024, we had an accumulated deficit of $910.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations as well as a charge related to the acquisition of an in-process research and development asset. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

On March 3, 2025, we announced the closing of a non-dilutive financing of up to $250.0 million from Sagard. The financing is comprised of a $150.0 million synthetic royalty financing and a $100.0 million senior secured term loan. The $150 million from the synthetic royalty financing and the first $50.0 million tranche of the term loan will be funded conditioned upon FDA’s approval of taletrectinib on or prior to September 30, 2025. The transaction will support the U.S. launch of taletrectinib and general corporate purposes.

Components of Results of Operations

Revenues

We enter into collaborative arrangements for the research and development, and commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licenses of and options to out-license in-licensed compound to other parties. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements and royalty payments.

We receive payments from our customers based on billing terms established in the contract. Up-front payments and fees are recorded as contract liabilities (e.g., deferred revenue) upon receipt or when due until we perform our obligations under the arrangement. In the event of an early termination of a collaboration agreement, any contract liabilities would be recognized in the period in which all our obligations under the agreement have been fulfilled.

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

Other Income (Expense), Net

Other income (expense) consists of change in fair value of warrant liabilities, interest earned on our cash equivalents and investments, interest expense, advisory expense related to our investments and realized gains and losses on marketable securities.

Results of Operations for the Years Ended December 31, 2024 and 2023

Revenues

Our revenue related to its out-licensing collaborative agreements consist of upfront license fees and research and development services revenue from its collaboration agreements.

The following table summarizes total revenue recognized for the year ended December 31, 2024:

Year Ended December 31, 2024
Revenue
License revenue	2,086
Research and development service revenue	5,787
Total	$7,873

There was no revenue in 2023 since the acquisition of AnHeart completed in the second quarter of 2024.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category:

	Years Ended December 31,		Increase /
	2024	2023	(Decrease)
(In thousands)
Operating expenses:
Research and development	$99,119	$71,289	$27,830
Acquired in-process research and development	425,070	—	425,070
General and administrative	69,233	28,533	40,700
Total operating expenses	593,422	99,822	493,600

Research and Development Expenses

Research and development expenses increased by $27.8 million for the year ended December 31, 2024 compared to 2023. The increase was primarily due to a $25.0 million increase in personnel-related costs driven by the acquisition of AnHeart as well as stock-based compensation and other benefits and $0.4 million increase in amortization of assembled workforce and $2.4 million increase in third-party costs related to clinical trial expense for taletrectinib offset by decrease in research services and drug manufacturing as a result of completing the Phase 1 monotherapy study of NUV-868.

Acquired In-process Research and Development Expenses

On April 9, 2024, as a result of the acquisition of AnHeart, we recorded a $425.1 million charge representing an acquired in-process research and development asset with no alternative future use in acquired in-process research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $40.7 million for the year ended December 31, 2024, compared to 2023. The increase was due to a $18.3 million increase in personnel-related costs as a result of the acquisition of AnHeart, $13.2 million increase in sales and marketing expenses, $3.6 million increase in professional fees, $0.5 million increase in occupancy expenses, $1.5 million increase in legal fees, $0.1 million increase in amortization of assembled workforce, $0.1 million increase in taxes, $0.4 million increase in foreign currency impact and $3.9 million increase in other expenses as a result of the integration of AnHeart offset by $0.9 million decrease in insurance expense.

Other Income (Expense), Net

The following table presents a breakdown of our other income (expense):

	Years Ended December 31,
	2024	2023	Change
(In thousands)
Other income (expense):
Interest income	$27,062	$24,611	$2,451
Interest expense	(341)	—	(341)
Investment advisory fees	(976)	(949)	(27)
Change in fair value of warrant liability	(936)	497	(1,433)
Realized loss on marketable securities	(12)	(139)	127
Other expense	(109)	—	(109)
Total other income (expense), net	$24,688	$24,020	$668

Other income (expense), net increased by $0.7 million for the year ended December 31, 2024 compared to 2023 primarily related to an increase in interest income from investments of $2.5 million primarily due to higher treasury yield offset by a $1.4 million increase in the change in fair value of warrant liability, a $0.3 million increase in interest expense, and a $0.1 million increase in other expense.

Liquidity, Capital Resources and Plan of Operations

From inception through December 31, 2024, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock, including through the Merger and the PIPE Investment. As of December 31, 2024, we had $502.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of $910.7 million.

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

On March 3, 2025, we announced the closing of a non-dilutive financing of up to $250.0 million from Sagard. The financing is comprised of a $150.0 million (the "Investment Amount") synthetic royalty financing under the RIF Agreement and a $100.0 million of senior secured term loan under the Loan Agreement. The Investment Amount and a $50.0 million tranche of the term loan will be funded conditioned upon FDA’s approval of taletrectinib on or prior to September 30, 2025. The second tranche of $50 million of the term loan will be available at our option until June 30, 2026, as long as we have achieved first U.S. commercial sale of taletrectinib.

Under the RIF Agreement, in exchange for the Investment Amount, we have agreed to make tiered royalty payments to Sagard on U.S. net sales of taletrectinib equal to 5.5% of annual U.S. net sales up to $600 million and 3.0% of annual U.S. net sales between $600 million and $1 billion. We will retain all annual U.S. net sales above $1 billion. Our obligation to make the royalty payments will cease upon the earliest occurrence of total royalty payments reaching 1.6 times of the Investment Amount by the calendar quarter ending on June 30, 2031, 1.75 times of the Investment Amount by the calendar quarter ending on June 30, 2034, or 2.0 times of the Investment Amount thereafter. To the extent we have not made royalty payments totaling at least 100% of the Investment Amount by February 1, 2043, we will be required to make a true up payment in an amount equal to such shortfall (the “True Up Payment”). In addition, if certain events occur, including certain bankruptcy events, non-payment of Payments, a change of control, expiration or termination of certain intellectual property rights or marketing authorization, an out-license or sale of all of the rights in and to taletrectinib in the United States and (subject to applicable cure periods) non-compliance with the covenants in the RIF Agreement, we may be required to repurchase the synthetical royalty financing at a repurchase price ranging from 1.4 to 2.0 times of the Investment Amount, depending on the time of such event, less all royalty payments we made by then under the Loan Agreement, the term loan will bear interest at the secured overnight financing rate ("SOFR") plus a margin of 6.00%, subject to a 4.00% SOFR floor. There are no scheduled amortization payments associated with the term loan, with all outstanding principal due at maturity. The transaction will support the U.S. commercial launch of taletrectinib and general corporate purposes.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2024, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2024	2023
	(In thousands)
Cash used in operating activities	$(130,413)	$(67,999)
Cash provided by investing activities	122,703	8,921
Cash provided by financing activities	331	628
Effect of foreign exchange rate changes on cash and cash equivalents	453	—
Net decrease in cash and cash equivalents	$(6,926)	$(58,450)

Operating Activities

In 2024, cash used in operating activities of $130.4 million was attributable to a net loss of $567.9 million, a net change of $12.5 million in our net operating assets and liabilities offset by non-cash charges of $450.0 million. The change in operating assets and liabilities was primarily due to a $12.7 million increase in accounts receivable, $6.0 million increase in other non-current assets, $3.0 million increase in prepaid expenses and other current assets and $1.6 million decrease in accounts payable offset by a $6.8 million increase in accrued expenses, $3.9 million increase in contract liabilities and $0.1 million decrease in interest receivable on marketable securities. The non-cash charges consisted primarily of $425.1 million of acquired in-process research and development, stock-based compensation of $32.3 million, changes in fair value of warrant liability of $0.9 million, $0.7 million of depreciation and amortization and $0.2 million of net loss on disposal of property and equipment offset by amortization of premium on marketable securities of $9.0 million and $0.2 million of non cash lease expense.

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

Investing Activities

In 2024, cash provided by investing activities of $122.7 million was related to the $450.1 million of proceeds from the sale of marketable securities, $19.9 million cash acquired from the acquisition of AnHeart offset by purchase of marketable securities of $339.7 million, $7.4 million of transaction costs related to the acquisition of AnHeart and purchase of property and equipment of $0.2 million.

In 2023, cash provided by investing activities of $8.9 million was related to the purchase of marketable securities of $703.4 million and purchases of property and equipment of $0.1 million offset by $712.4 million of proceeds from the sale of marketable securities.

Financing Activities

In 2024, cash provided by financing activities of $0.3 million was related to the $4.5 million proceeds from exercise of options and $0.4 million of proceeds from issuance of Common Stock under the Employee Stock Purchase Plan and $12.6 million of proceeds from borrowings offset by $17.2 million of debt repayments.

In 2023, cash provided by financing activities of $0.6 million was related to the $0.4 million of proceeds from exercise of options and $0.2 million of proceeds from issuance of common stock under the Employee Stock Purchase Plan.

Off-Balance Sheet Financing Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii).

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

Revenue Recognition

We apply ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") to account for our revenue transactions. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the five-step model. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. Accounts receivable represent amounts invoiced and revenues recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment.

Collaborative Arrangement

In November 2018, the FASB issued Topic 808, "Collaborative Arrangements" ("ASC 808"): Clarifying the Interaction between ASC 808 and ASC 606. This update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. We adopted this standard for all periods presented. We enter into collaborative arrangements for the research and development, manufacture and/or commercialization of drug products and drug candidates. We assessed and determined that none of the collaboration agreements entered into during the periods presented were within the scope of ASC 808, as all of the agreements did not involve active participation by both parties in a joint research activity, and therefore did not qualify as collaborative arrangements under ASC 808. We have determined that all the elements of the above collaborations are reflective of a vendor-customer relationship and therefore within the scope of ASC 606. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, we perform the five-step model under ASC 606 noted above. We recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. Our collaborative arrangements may contain more than one unit of account, or performance obligation, including grants of licenses to intellectual property rights, agreements to provide research and development services and other deliverables. The collaborative arrangements do not include a right of return for any deliverable. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. In developing the stand-alone selling price for a performance obligation, we consider competitor pricing for a similar or identical product, market awareness of and perception of the product, expected product life and current market trends. In general, the consideration allocated to each performance obligation is recognized when the respective obligation is satisfied either by delivering a good or providing a service, limited to the consideration that is not constrained. Non-refundable payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as contract liabilities.

Licenses of intellectual property

If a license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the contract, we recognize revenue from the portion of the transaction price allocated to the license at a point in time, when the license is transferred to the customer and the customer is able to benefit from the license.

Research and development services

The portion of a transaction price allocated to research and development services performance obligations is deferred and recognized as revenue over time as delivery or performance of such services occurs based on the use of an input method.

Customer options

A customer's right to choose, at its discretion, to make a payment for additional goods or services is generally considered an option. If we are not presently obligated to provide and does not have a right to consideration for delivering additional goods or services, the item is considered an option. We evaluate the customer options for material rights, such as the ability to acquire additional goods or services for free or a discount. Optional future services that reflect their standalone selling prices do not provide the customer with a material right and, therefore, are not considered performance obligations and are accounted for as separate contracts. The optional future services do not include a material right to be accounted for as performance obligations.

Milestone payments

Our collaboration agreements include development and regulatory milestones. We evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

Royalties

For sales-based royalties, including milestone payments based on the level of sales, we determine whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, we recognize revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any sales-based royalty revenue resulting from our collaboration agreements.

We receive payments from our customers based on billing terms established in the contract. Up-front payments and fees are recorded as contract liabilities (e.g., deferred revenue) upon receipt or when due until we perform our obligations under the arrangement.

In the event of an early termination of a collaboration agreement, any contract liabilities would be recognized in the period in which all our obligations under the agreement have been fulfilled. For a complete discussion of accounting for revenue, see the section titled "Collaboration and License Agreements" in Note 5 to our consolidated financial statements appearing elsewhere in this report.

Acquisition of assets and businesses

Our consolidated financial statements include the operations of acquired businesses after the completion of the acquisitions. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When we acquire net assets that do not constitute a business, as defined in accounting principles generally accepted in the United States of America (“GAAP”), no goodwill is recognized and acquired in-process research and development is expensed in acquired in-process research and development expenses. Contingent consideration in a business combination is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. Fair value is generally estimated by using a probability-weighted discounted cash flow approach. Any liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved.

As described in Note 3 to the consolidated financial statements, on April 9, 2024, the Company completed its acquisition of AnHeart. The Company accounted for the transaction as an asset acquisition since the lead asset represented substantially all of the fair value of the gross assets acquired.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the year ended December 31, 2024 appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and investments of $502.7 million as of December 31, 2024, consisting of cash, money market funds, municipal bonds, certificate of deposits, exchange traded fund, government securities, commercial paper, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2024. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As permitted by SEC guidance, management may omit an assessment of a newly acquired operation’s internal control over financial reporting for up to one year from the date of acquisition. Accordingly, we excluded the portion of AnHeart’s operations that represented approximately 17% of total operating expenses for the year ended December 31, 2024 and 4% of total assets as of December 31, 2024 from management’s assessment of internal control over financial reporting.

Based on our evaluation, and subject to the exclusion above, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other

Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2024.

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

Our written code of business conduct and ethics (the “Code of Conduct”) applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our corporate website at investors.nuvationbio.com in the Investors section under “Governance Documents.” If we make any substantive amendments to our Code of Conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our Code of Conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

In conformance with updated SEC regulations, we have adopted amended insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and New York Stock Exchange standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related-Person Transactions,” “Directors and Corporate Governance,” and “Board of Directors and Committees” in our Proxy Statement.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

2. Consolidated Financial Statement Schedules

None.

3. Exhibits

We hereby file or incorporate by reference as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated October 20, 2020	S-4/A	333-250036	2.1	January 8, 2021

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39351	3.1	February 12, 2021

3.2	Amended and Restated Bylaws	8-K	001-39351	3.2	February 12, 2021

4.1	Specimen Class A Common Stock Certificate	S-4/A	333-250036	4.4	January 8, 2021

4.2	Specimen Warrant Certificate	S-1/A	333-239138	4.4	June 23, 2020

4.3	Warrant Agreement, dated June 30, 2020, between Continental Stock Transfer & Trust Company and the Registrant	S-1/A	333-239138	4.4	June 23, 2020

4.4	Description of Securities	10-K	001-39351	4.4	March 11, 2021

10.1	Form of PIPE Subscription Agreements	8-K	001-39351	10.1	October 21, 2020

10.2	Forward Purchase Agreement, dated June 30, 2020, between Registrant, EcoR1 Panacea Holdings, LLC, EcoR1 Capital Fund, L.P., EcoR1 Capital Fund Qualified, L.P. and EcoR1 Venture Opportunity Fund, L.P.	8-K	000-39315	10.7	July 6, 2020

10.3#	2021 Equity Incentive Plan	8-K	001-39351	10.3	February 12, 2021

10.4#	Forms of Option Grant Notice and Option Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.4	February 12, 2021

10.5#	Forms of RSU Award Grant Notice and Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.5	February 12, 2021

10.6#	2021 Employee Stock Purchase Plan	8-K	001-39351	10.6	February 12, 2021

10.7#	2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.13	November 12, 2020

10.8#	Forms of Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.14	November 12, 2020

10.9#	Form of Indemnification Agreement	S-4/A	333-250036	10.8	January 19, 2021

10.10#	Severance and Change in Control Plan	S-4/A	333-250036	10.12	January 8, 2021

10.11	Amended and Restated Registration Rights Agreement, dated February 10, 2021, by and among the Registrant, the EcoR1 Panacea Holdings, LLC, Cowen Investments and certain other stockholders of the Registrant party thereto	8-K	001-39351	10.12	February 12, 2021

10.12	Letter Agreement, dated June 30, 2020, by and among the Registrant, EcoR1 Panacea Holdings, LLC, Cowen Investments, and the Registrant’s officers and directors	8-K	001-39351	10.1	July 6, 2020

10.13	Agreement of Lease by and between Zapco 1500 Investment, L.P. and Legacy Nuvation Bio, dated June 30, 2019	S-4/A	333-250036	10.17	December 18, 2020

10.14†	Asset Acquisition Agreement by and between RePharmation Inc., GIRAFPHARMA LLC and David Hung, dated January 21, 2019	S-4/A	333-250036	10.19	December 18, 2020

10.15	Stock Restriction Agreement by and between the Legacy Nuvation Bio and David Hung, dated June 17, 2019	S-4	333-250036	10.21	November 12, 2020

10.16	Form of Lock-Up Agreement	8-K	001-39351	10.6	October 21, 2020

10.17‡	License and Commercialization Agreement between Nippon Kayaku Co., Ltd. and AnHeart Therapeutics Inc, dated October 27, 2023.	8-K/A	001-39351	10.3	June 20, 2024

10.18‡	Collaboration and License Agreement between Innovent Biologics (Suzhou) Co. Ltd. and AnHeart Therapeutics Inc, dated May 31, 2021.	8-K/A	001-39351	10.1	June 20, 2024

10.19‡	Amendment to Collaboration and License Agreement between Innovent Biologics (Suzhou) Co. Ltd. and AnHeart Therapeutics Inc, dated November 30, 2022.	8-K/A	001-39351	10.2	June 20, 2024

10.20‡	License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated December 7, 2018	10-Q	001-39351	10.3	May 14, 2024

10.21‡	First Amendment to License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated August 17, 2020	10-Q	001-39351	10.4	May 14, 2024

10.22‡	License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated September 7, 2020	10-Q	001-39351	10.5	May 14, 2024

10.23*‡	Credit Agreement and Guaranty, dated March 3, 2025, among Registrant, Sagard Holdings Manager LP and other parties thereto

10.24*‡	Revenue Interest Financing Agreement, dated March 3, 2025, between Registrant and Sagard Healthcare Partners (Delaware) II LP

14.1	Code of Business Conduct and Ethics	8-K	001-39351	14.1	February 12, 2021
					Feb
16.1	Letter from Withum	8-K	001-39351	16.1	February 12, 2021

19.1	Insider Trading Policy	10-K	001-39351	19.1	February 29, 2024

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a),

as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Recoupment Policy	10-K	001-39351	97.1	February 29, 2024

97.2#*	Employee Incentive Plan, dated January 21, 2025

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

* Filed herewith.

** Filed herewith and not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

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

NUVATION BIO INC.

Date: March 6, 2025	By:	/s/ David Hung, M.D.
David Hung, M.D.
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints David Hung, M.D. and Philippe Sauvage, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DAVID HUNG, M.D.	Chairmain of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2025
David Hung, M.D.

/S/ PHILIPPE SAUVAGE	Chief Financial Officer (Principal Financial Officer)	March 6, 2025
Philippe Sauvage

/S/ MOSES MAKUNJE	VP, Finance (Principal Accounting Officer)	March 6, 2025
Moses Makunje

/S/ MIN CUI	Director	March 6, 2025
Min Cui

/S/ ROBERT B. BAZEMORE, JR.	Lead Independent Director	March 6, 2025
Robert B. Bazemore, Jr.

/S/ KIM BLICKENSTAFF	Director	March 6, 2025
Kim Blickenstaff

/S/ KATHRYN E. FALBERG	Director	March 6, 2025
Kathryn E. Falberg

/S/ ROBERT MASHAL, M.D.	Director	March 6, 2025
Robert Mashal, M.D.

/S/ W. ANTHONY VERNON	Director	March 6, 2025
W. Anthony Vernon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Nuvation Bio Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvation Bio Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB.Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Sufficiency of audit evidence over accounting for the acquisition of AnHeart Therapeutics Ltd.

As described in Note 3 to the consolidated financial statements, on April 9, 2024, the Company completed its acquisition of AnHeart Therapeutics Ltd. (the Acquisition). On the acquisition date, the Company issued to AnHeart securityholders (i) Class A Common Stock, (ii) Series A non-voting convertible preferred stock, and (iii) warrants. The Company accounted for the transaction as an asset acquisition since the lead asset represented substantially all of the fair value of the gross assets acquired. At the acquisition date, the company recorded a $425.1 million charge representing an acquired in-process research and development asset with no alternative future use. The Company also recorded $25.8 million of assets acquired primarily consisting of cash and liabilities assumed of $53.7 million.

We identified the sufficiency of audit evidence over the accounting for the Acquisition as a critical audit matter. Subjective auditor judgment and an increased extent of effort was required to evaluate the sufficiency of audit evidence over accounting for the Acquisition due to the complexity involved in interpreting and applying the guidance for the accounting treatment as an asset acquisition, including impact of the fair value of certain acquired assets on the accounting conclusion, and the accounting for stock transactions associated with the Acquisition.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the accounting for the Acquisition. We evaluated the design of certain controls related to the Company's accounting for the Acquisition. We performed sensitivity analyses over the fair value conclusions for certain assets acquired to assess the impact on the Company’s asset acquisition conclusion and the resulting purchase price allocation. We involved professionals with specialized skills and knowledge, who assisted in:

•
inspecting the AnHeart Merger Agreement to understand the terms and conditions that were relevant to the accounting for the Acquisition and related stock transactions
•
inspecting the Company's accounting analysis for the Acquisition and evaluating whether the Company’s analysis considered all relevant terms and conditions
•
evaluating whether the Company’s conclusion of the Acquisition’s treatment as an asset acquisition is in accordance with the relevant accounting guidance
•
evaluating whether the Company’s accounting analysis for the stock transactions related to the Acquisition is in accordance with the relevant accounting guidance

We evaluated the sufficiency of audit evidence obtained related to the accounting for the Acquisition by evaluating the cumulative results of procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

New York, New York

March 6, 2025

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$35,723	$42,649
Accounts receivable, net of allowance for credit loss of $nil	12,722	—
Prepaid expenses and other current assets	7,271	1,519
Marketable securities	466,969	568,564
Interest receivable on marketable securities	3,570	3,702
Total current assets	526,255	616,434
Property and equipment, net of accumulated depreciation of $874 and $666, respectively	586	717
Intangible assets, net of accumulated amortization of $448	4,622	—
Lease security deposit	145	141
Operating lease right-of-use assets	2,402	3,605
Other non-current assets	6,616	587
Total assets	$540,626	$621,484
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,348	$2,209
Current operating lease liabilities	1,663	1,972
Contract liabilities, current portion	11,117	—
Short-term borrowings	6,283	—
Accrued expenses	32,833	9,793
Total current liabilities	58,244	13,974
Warrant liability	2,053	353
Contract liabilities, net of current portion	15,572	—
Non-current operating lease liabilities	969	2,035
Total liabilities	76,838	16,362
Commitments and contingencies (Note 17)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of December 31, 2024 and December 31, 2023 respectively, 337,837,872 (Class A 336,837,872, Class B 1,000,000) and 219,046,219 (Class A 218,046,219, Class B 1,000,000) shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,373,958	947,745
Accumulated deficit	(910,743)	(342,804)
Accumulated other comprehensive income	573	181
Total stockholders’ equity	463,788	605,122
Total liabilities and stockholders’ equity	$540,626	$621,484

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	For the Years Ended December 31,
	2024	2023
Revenue	$7,873	$—
Cost of revenue	7,078	—
Gross profit	795	—
Operating expenses:
Research and development	99,119	71,289
Acquired in-process research and development	425,070	—
Selling, general and administrative	69,233	28,533
Total operating expenses	593,422	99,822
Loss from operations	(592,627)	(99,822)
Other income (expense):
Interest income	27,062	24,611
Interest expense	(341)	—
Investment advisory fees	(976)	(949)
Change in fair value of warrant liability	(936)	497
Realized loss on marketable securities	(12)	(139)
Other expense	(109)	—
Total other income (expense), net	24,688	24,020
Loss before income taxes	(567,939)	(75,802)
Provision for income taxes	—	—
Net loss	$(567,939)	$(75,802)
Net loss per share attributable to common stockholders, basic and diluted	$(2.11)	$(0.35)
Weighted average common shares outstanding, basic and diluted	268,772	218,880
Comprehensive loss:
Net loss	$(567,939)	$(75,802)
Other comprehensive loss, net of taxes:
Currency translation adjustment	537	—
Change in unrealized (loss) gain on available-for-sale securities	(145)	5,707
Comprehensive loss	$(567,547)	$(70,095)

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2022		$—	217,632,699	1,000,000	$927,604	$(267,002)	$(5,526)	$655,076
Exercise of stock options			215,614	—	375	—	—	375
Issuance of common stock for purchase under ESPP			197,906	—	253	—	—	253
Stock-based compensation			—	—	19,513	—	—	19,513
Net loss			—	—	—	(75,802)	—	(75,802)
Other comprehensive gain			—	—	—	—	5,707	5,707
Balance, December 31, 2023	—	—	218,046,219	1,000,000	947,745	(342,804)	181	605,122
Issuance of common stock for AnHeart acquisition			27,646,255	—	89,297	—	—	89,297
Issuance of convertible preferred stock related to the AnHeart acquisition	851,202	274,938	—	—	—	—	—	—
Conversion of preferred stock to common stock related to the AnHeart acquisition	(851,202)	(274,938)	85,120,200	—	274,938	—	—	274,938
Issuance of replacement awards related to the AnHeart acquisition			—	—	24,818	—	—	24,818
Issuance of common stock for purchase under ESPP			238,982	—	427	—	—	427
Issuance of common stock for RSUs vested			618,340	—	—	—	—	—
Exercise of stock options			5,167,876	—	4,458	—	—	4,458
Stock-based compensation			—	—	32,275	—	—	32,275
Net loss			—	—	—	(567,939)	—	(567,939)
Currency translation adjustment			—	—	—	—	537	537
Other comprehensive loss			—	—	—	—	(145)	(145)
Balance, December 31, 2024	—	$—	336,837,872	1,000,000	$1,373,958	$(910,743)	$573	$463,788

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the Years Ended December 31,	2024	2023
Cash flows from operating activities:
Net loss	$(567,939)	$(75,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	32,275	19,513
Depreciation and amortization	683	222
Non-cash lease expense	(172)	(67)
Change in fair value of warrant liability	936	(497)
Amortization of premium and discounts on marketable securities	(9,000)	(12,057)
Realized loss on marketable securities	12	139
Net loss on disposal of property and equipment	229	10
Acquired in-process research and development	425,070	—
Change in operating assets and liabilities
Accounts receivable	(12,722)	—
Prepaid expenses and other current assets	(3,010)	2,300
Interest receivable on marketable securities	132	(1,217)
Lease security deposit	(4)	(3)
Other non-current assets	(6,029)	(587)
Accounts payable	(1,654)	70
Contract liabilities	3,942	—
Accrued expenses	6,838	(23)
Net cash used in operating activities	(130,413)	(67,999)
Cash flow from investing activities:
Cash acquired from AnHeart acquisition	19,862	—
Transaction costs related to AnHeart acquisition	(7,434)	—
Purchases of marketable securities	(339,645)	(703,373)
Proceeds from sale of marketable securities	450,082	712,349
Purchases of property and equipment	(162)	(69)
Proceeds from sale of property and equipment	—	14
Net cash provided by investing activities	122,703	8,921
Cash flow from financing activities:
Proceeds from borrowings	12,609	—
Payments on borrowings	(17,163)	—
Proceeds from issuance of common stock under ESPP	427	253
Proceeds from exercises of options	4,458	375
Net cash provided by financing activities	331	628
Effect of foreign exchange rate changes on cash and cash equivalents	453	—
Net decrease in cash and cash equivalents	(6,926)	(58,450)
Cash and cash equivalents, beginning of the period	42,649	101,099
Cash and cash equivalents, end of the period	$35,723	$42,649

Supplemental disclosure of cash flow information:
Cash paid for interest	$341	$—
Cash paid for tax	$373	$—
Non-cash operating activities:
Right-of-use asset recognized	$620	$1,216
Operating lease liability recognized	$608	$1,216
Non-cash investing activities:
Issuance of common stock related to the AnHeart acquisition	$89,297	$—
Issuance of convertible preferred stock related to the AnHeart acquisition	$274,938	$—
Issuance of warrants related to the AnHeart acquisition	$764	$—
Issuance of replacement awards related to the AnHeart acquisition	$24,818	$—

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

b. Principles of Consolidation

The consolidated financial statements include the balances of the Company and its subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

c. Liquidity

As of December 31, 2024, the Company has an accumulated deficit of approximately $910.7 million and net cash used in operating activities was approximately $130.4 million for the year ended December 31, 2024. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of December 31, 2024, the Company had cash, cash equivalents, and marketable securities of $502.7 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities and the level of financial resources available.

d. Significant Risks and Uncertainties

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

Except in China where taletrectinib is being commercialized by our partner Innovent, there can be no assurance that the Company’s research and development will be successfully commercialized. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and vendors and obtaining and protecting intellectual property.

e. Use of Estimates

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

f. Functional Currency and Foreign Currency Translations

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

g. Cash and Cash Equivalents

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

h. Marketable Securities

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

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of December 31, 2024, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

Interest income includes amortization and accretion of purchase premium and discount. Premiums and discounts on debt securities are amortized on the effective-interest method. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

i. Acquisition of assets and businesses

Our consolidated financial statements include the operations of acquired businesses after the completion of the acquisitions. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When we acquire net assets that do not constitute a business, as defined in GAAP, no goodwill is recognized and acquired in-process research and development is expensed in acquired in-process research and development expenses. Contingent consideration in a business combination is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. Fair value is generally estimated by using a probability-weighted discounted cash flow approach. Any liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved.

As described in Note 3 to the consolidated financial statements, on April 9, 2024, the Company completed its acquisition of AnHeart. The Company accounted for the transaction as an asset acquisition since the lead asset represented substantially all of the fair value of the gross assets acquired.

j. Concentration of Risk

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

Concentration of customers

Below customers represent more than 10% of the Company's net revenue for the years ended December 31, 2024 and 2023. There was no revenue in 2023 since the acquisition of AnHeart completed in the second quarter of 2024.

	For the Years Ended December 31,
	2024	2023
Customer A	5,148	—
Customer B	2,725	—

Below customer represents more than 10% of the Company's balances of accounts receivable as of December 31, 2024.

December 31, 2024
Customer A	12,610

k. Property and Equipment

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

l. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment assessment may be performed on the recoverability or the carrying amounts. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

m. Warrants

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

n. Revenue Recognition

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

o. Collaborative Arrangement

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

Milestone payments

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

p. Costs to Fulfill a Contract with a Customer

The Company has not capitalized any costs for the years ended December 31, 2024 and 2023. The Company is required to capitalize costs incurred to fulfill customer contracts. These costs are required to be amortized to expense on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. Elements of the costs primarily include (i) payroll and other related costs of personnel related directly to the contract activities; (ii) costs related to pre-clinical testing and clinical trials such as payments to contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"), investigators, and clinical trial sites that conduct the contract activities; (iv) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility-related expenses; and (v) other research and development costs.

q. Leases

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, operating leases are included in operating lease right-of-use, or ROU assets; current operating lease liabilities; and non-current operating lease liabilities on its balance sheets. The Company currently does not have any finance leases.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The incremental borrowing rate is reevaluated upon a lease modification. The operating lease ROU asset also includes any initial direct costs and prepaid lease payments made less any lease incentives. The Company considered information available at the adoption date of Topic 842, "Leases" ("ASC 842") to determine the incremental borrowing rate for leases in existence as of this date. The incremental borrowing rate used was the weighted average rate between secured and unsecured lending arrangement. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Variable payments included in the lease agreement are expensed as incurred. Lease expense is recognized on a straight-line basis over the lease term.

The Company elected to apply each of the practical expedients described in ASC 842-10-65-1(f) which allow companies not to reassess: (i) whether any expired or existing agreements contain leases, (ii) the classification of any expired or existing leases, and (iii) the capitalization of initial direct costs for any existing leases. The Company also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for short-term operating leases. A short-term operating lease is a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The Company also elected not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

r. Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s operations are focused on oncology development activities. Substantially all revenues were derived from customers located in China and Japan. For the year ended December 31, 2024, the revenues derived from customers located in China and Japan were $5.2 million and $2.7 million. There was no revenue in 2023 since the acquisition of AnHeart completed in the second quarter of 2024.

Nuvation's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes the Company’s strategic product development roadmaps and financial models, as a key input to resource allocation. The CODM is regularly provided with actual, budgeted and forecasted expense information to make decisions on resource allocation and assess performance of the business and monitor budget versus actual results using income from operations.

Significant expenses within income from operations, as well as within net income, include cost of revenue, research and development, and selling, general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Operations and Comprehensive Loss. Other segment items within net income include interest income, interest expense, investment advisory fees, change in fair value of warrant liability, realized loss on marketable securities and other expense, net, and income tax expense.

The Company’s long-lived assets consist primarily of property, plant and equipment, net. As of December 31, 2024, 90% of long-lived assets were in the U.S. As of December 31, 2024, no individual country other than the U.S. accounted for 10% or more of these assets.

s. Research and Development Costs

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

t. Stock-based Compensation

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

u. Income Taxes

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

v. Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07—Segment Reporting (Topic 280): Topic 280 "Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company adopted ASU 2023-07 effective December 31, 2024. The adoption of the guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements. See Note 2(r) for further information on Nuvation's segment reporting.

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): "Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. This guidance is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

NOTE 3. ACQUISITION

On April 9, 2024, the Company completed the acquisition of AnHeart. Pursuant to the terms of the AnHeart Merger Agreement, at the effective time of the First Merger (as defined in the Merger Agreement) (the “First Effective Time”), the Company issued to AnHeart securityholders (i) approximately 27,646,255 shares of Class A Common Stock, (ii) 851,202 shares of Series A Non-Voting Convertible Preferred Stock of the Company, and (iii) the Consideration Warrants. The shares of our Series A Non-Voting Convertible Preferred Stock were automatically convertible into an aggregate of approximately 85,120,200 shares of Class A Common Stock upon the approval of such conversion by the Company’s stockholders in accordance with the rules of the New York Stock Exchange. Since the preferred stock was not mandatorily redeemable and the exception for a deemed liquidation event was not met, all of the outstanding convertible preferred stock was classified as mezzanine equity in the balance sheet at the Acquisition Date. The Consideration Warrants were restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding Public Warrants.

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

____________________________

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

We accounted for the transaction as an asset acquisition since the lead asset, taletrectinib, represented substantially all of the fair value of the gross assets acquired, which excludes cash acquired. At the Acquisition Date, we recorded a $425.1 million charge representing an acquired in-process research and development asset with no alternative future use in acquired in-process research and development expenses, of which the $425.1 million net cash consideration is presented as a cash outflow from operating activities. In connection with this acquisition, we recorded $25.8 million of assets acquired primarily consisting of cash and liabilities assumed were approximately $53.7 million.

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

The following table presents information about the Company’s marketable securities and the Warrant liability as of December 31, 2024 and 2023, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Consideration, Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Public Warrant pricing, the Company's own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$11,549	$11,549	$—	$—
	11,549	11,549	—	—
Marketable securities:
Certificate of deposits	12,642	—	12,642	—
Commercial paper	18,227	—	18,227	—
U.S. government and government agency securities	355,170	—	355,170	—
Corporate bonds	80,930	—	80,930	—
	466,969	—	466,969	—
Total financial assets:	$478,518	$11,549	$466,969	$—

Financial liabilities:
Warrants	$2,053	$1,959	$—	$94

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$20,574	$20,574	$—	$—
U.S. government and government agency securities	4,988	—	4,988	—
Corporate bonds	947	—	947	—
	26,509	20,574	5,935	—
Marketable securities:
Certificate of deposits	10,176	—	10,176	—
Commercial paper	23,628	—	23,628	—
U.S. government and government agency securities	453,175	—	453,175	—
Corporate bonds	81,585	—	81,585	—
	568,564	—	568,564	—
Total financial assets:	$595,073	$20,574	$574,499	$—

Financial liabilities:
Warrants	$353	$338	$—	$15

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

The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of December 31, 2024 and December 31, 2023:

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$11,549	$—	$—		$11,549
	11,549	—	—		11,549
Marketable securities:
Certificate of deposits	12,628	14	—	—	12,642
Commercial paper	18,200	27	—		18,227
U.S. government and government agency securities	355,214	436	(480)		355,170
Corporate bonds	80,891	119	(80)		80,930
	466,933	596	(560)		466,969
	$478,482	$596	$(560)		$478,518

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$20,574	$—	$—	$20,574
U.S government and government agency securities	4,987	1	—	4,988
Corporate bonds	947	—	—	947
	26,508	1	—	26,509
Marketable securities:
Certificate of deposits	10,171	7	(2)	10,176
Commercial paper	23,609	22	(3)	23,628
U.S government and government agency securities	452,813	1,095	(733)	453,175
Corporate bonds	81,791	68	(274)	81,585
	568,384	1,192	(1,012)	568,564
	$594,892	$1,193	$(1,012)	$595,073

For the years ended December 31, 2024 and 2023, the activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$41	$70
Realized losses from sales of available-for-sale securities	(53)	(209)
Net realized losses on marketable securities	$(12)	$(139)

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$243	$—	$—	$—	$243	$—
U.S. government and government agency securities	111,021	(398)	45,099	(82)	156,120	(480)
Corporate bonds	20,659	(33)	9,911	(47)	30,570	(80)
	$131,923	$(431)	$55,010	$(129)	$186,933	$(560)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$5,693	$(2)	$—	$—	$5,693	$(2)
Commercial paper	9,101	(3)	—	—	9,101	(3)
U.S. government and government agency securities	199,552	(694)	24,761	(38)	224,313	(732)
Corporate bonds	21,844	(28)	26,484	(246)	48,328	(274)
	$236,190	$(727)	$51,245	$(284)	$287,435	$(1,011)

Maturity information based on fair value of the available-for-sale securities is as follows as of December 31, 2024:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$12,642	$—	$12,642
Commercial paper	18,227	—	18,227
U.S. government and government agency securities	300,295	54,875	355,170
Corporate bonds	52,865	28,065	80,930
	$384,029	$82,940	$466,969

NOTE 5. COLLABORATION AND LICENSE AGREEMENTS

The Company enters into collaborative arrangements for the research and development, and commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licenses of and options to out-license and in-license compound to other parties. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements and royalty payments.

In-Licensing Arrangements with Daiichi Sankyo Company Ltd. ("DS")

The Company has in-licensed the rights to develop, manufacture and, if approved, commercialize multiple development stage drug candidates globally or in specific territories. These arrangements typically include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments and royalty payments. All upfront and development milestones were expensed in research and development expense as incurred. We have reached two milestones in 2024, which require payments of $6.0 million to DS under the arrangement.

Out-Licensing Arrangements

The Company's revenue related to its out-licensing collaborative agreements consist of upfront license fees and research and development services revenue from its collaboration agreements with Innovent Biologics Co. Ltd. ("Innovent") and Nippon Kayaku Co., Ltd. ("NK") for Taletrectinib ("AB-106").

The following table summarizes total revenue recognized for the years ended December 31, 2024 and 2023 (in thousands):

Year Ended December 31, 2024
Revenue
License revenue	2,086
Research and development service revenue	5,787
Total	$7,873

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

During July 2024, the Company terminated the agreement with NewG Lab.

Collaboration and License Agreement with Innovent

In May 2021, AnHeart entered into an agreement with Innovent, granting Innovent a sub-licensable, royalty-bearing, exclusive right and license to commercialize AB-106 in the People's Republic of China and Taiwan (the "Innovent Territory"). AnHeart is responsible for funding ongoing clinical trials of AB-106, regulatory submissions after development with Innovent responsible for commercialization upon regulatory approvals. They also granted Innovent the option to obtain a license to commercialize AB-329 once they provide proof of concept behind the compound in a region in the Innovent Territory (the "Innovent Option"). Under the agreement, AnHeart received a non-refundable upfront cash payment, is owed $12.0 million for achievement of certain regulatory approval milestones, and is eligible to receive up to $17.0 million upon achievement of additional regulatory milestones, up to $105.0 million upon achievement of commercial milestones, and tiered percentage royalties ranging from mid-teen to low-twenties on annual net sales of taletrectinib in the Innovent Territory subject to certain adjustments.

AnHeart determined that the license represents a single performance obligation. The research and development services represent a material promise and were determined to be a separate performance obligation at the outset of the agreement as the promise is distinct and has standalone value to Innovent. They concluded that, at the inception of the agreement, the Innovent Option did not constitute a material right as it does not represent a discount to the fair value of the exclusive license that Innovent would not have received without entering into the agreement and is therefore not considered a distinct performance obligation.

The Company satisfied the license performance obligation at a point in time when the license was delivered and the transfer of know-how completed. The portion of the transaction price allocated to the research and development services was deferred and is being recognized as research and development service revenue using an input method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The China NMPA approvals for first and second line indications of ROS1+ NSCLC represent achievement of two regulatory milestones. As such, the Company is owed $12.0 million in milestone payments under the agreement, of which the Company recognized $2.1 million of license revenue at a point in time and the remaining $9.9 million of the milestone payments is deferred and recognized as research and development service revenue using an input method. For the year ended December 31, 2024, the Company recognized license revenue of $2.1 million and research and development service revenue of $3.1 million under the Innovent agreement. As of December 31, 2024, the accounts receivable of Innovent was $12.6 million.

Collaboration and License Agreement with NK

In October 2023, AnHeart entered into an agreement with NK, granting NK a sub-licensable, royalty-bearing, exclusive right and license to commercialize AB-106 in Japan (the "NK Territory"). AnHeart is responsible for funding ongoing clinical trials of AB-106 in the NK Territory, with NK responsible for funding regulatory submissions in the NK Territory. The Company also granted NK a sub-licensable, royalty-bearing, exclusive right and license to research, develop and commercialize any new indications of AB-106 in the NK Territory ("NK New Indication Right"). Under the agreement, AnHeart received a non-refundable upfront cash payment and is eligible to receive $25.0 million upon achievement of a regulatory milestone, up to $35.0 million upon achievement of commercial milestones, and a lower-mid double digit percentage royalty on net sales of taletrectinib in the NK Territory.

AnHeart determined that the license represents a single performance obligation. The research and development services represent a material promise and were determined to be a separate performance obligation at the outset of the agreement as the promise is distinct and has standalone value to NK. They concluded that, at the inception of the agreement, the NK New Indication Right did not constitute a material right.

The portion of the transaction price allocated to the research and development services was deferred and is being recognized as research and development service revenue using an input method. Estimated costs to complete are reassessed on a periodic basis and any updates to the revenue earned are recognized on a prospective basis. The Company recognized research and development service revenue of $2.7 million for the year ended December 31, 2024. As of December 31, 2024, the accounts receivable of NK was $0.1 million.

Contract assets and contract liabilities

When the Company satisfies its performance obligations by providing services to a customer before the customer pays consideration and before payment is due, the Company recognizes its rights to consideration as a contract asset.

The Company did not recognize any contract assets as of December 31, 2024.

When a customer pays consideration before the Company provide services, the Company records its obligation as a contract liability. The Company expects to recognize all of this balance as revenue as research and development services are provided over the next 4 years.

The contract liabilities of the Company as of December 31, 2024 is listed in the table below.

December 31, 2024
(In thousands)
Research and development service revenue	26,689

The Company recognized $0.2 million of revenue in 2024 that was included in the contract liability balance recorded upon the acquisition of AnHeart.

The balance of contract liabilities as of December 31, 2024 represents the transaction price allocated to the remaining performance obligations. The contract liability of $11.1 million is expected to be recognized within one year and the rest in the following three years.

The costs incurred to fulfill customer contracts were capitalized and amortized to cost of revenue on a systematic basis that is consistent with the transfer of research and development services to the customer to which the asset relates. For the year ended December 31, 2024, $7.1 million of costs incurred to fulfill customer contracts were capitalized and expensed in the same period. There were no balances related to the costs incurred to fulfill customer contracts as of December 31, 2024.

NOTE 6. BORROWING

In 2020, AnHeart entered into loan agreements with Bank of Hangzhou to obtain short-term borrowings to supplement its working capital. As of December 31, 2024, the outstanding balance net of repayments was $5.6 million. For the year ended December 31, 2024, the Company had drawn down $12.6 million and repaid $12.6 million. The fixed interest rate of these borrowings is 3.50% to 4.05% per annum.

In 2022, AnHeart entered into loan agreements with China Merchants Bank to obtain short-term borrowings to supplement its working capital. As of December 31, 2024, the outstanding balance was nil. For the year ended December 31, 2024, the Company repaid $2.8 million. The fixed interest rate of these borrowings was 3.90% per annum.

On April 4, 2023, AnHeart entered into a Loan and Security Agreement ("2023 SSVB Agreement") with Shanghai Pudong Development Bank in Silicon Valley for up to 40.0 million RMB or equivalent in optional currency USD term loans ("SSVB Loan"). The SSVB Loan consists of a short-term working capital loan of 20 million RMB and a long-term loan of 20 million RMB, which matures on April 4, 2024 and April 4, 2025 respectively, at which time all outstanding balances are due. Draws on the line of credit for the short-term loans are payable on the maturity date of the SSVB Loan. Draws on the line of credit for the long-term loans are payable in equal instalments monthly over the shorter of 24 months or from the date the draw took place till the SSVB loan matures. Outstanding balances will bear interest at a fixed rate of 4.25%. As of December 31, 2024, the outstanding line of credit balance net of repayments was $0.7 million. For the year ended December 31, 2024, the Company repaid $1.7 million.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Computers	$629	$488
Furniture and fixtures	478	553
Leasehold improvements	353	342
Total property and equipment	1,460	1,383
Less accumulated depreciation and amortization	(874)	(666)
Total property and equipment, net	$586	$717

Depreciation and amortization expense related to property and equipment was $0.7 million and $0.2 million for the years ended December 31, 2024 and 20223, respectively.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Accrued consultant fees	$16,243	$4,917
Accrued employee compensation	14,818	4,349
Accrued professional fees	827	280
Accrued other taxes	679	144
Accrued other	266	103
	$32,833	$9,793

NOTE 9. LEASES

Our principal executive offices are located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, with an option for us to extend the lease for an additional five years which is not reasonably assured of exercise, and in San Francisco, where we lease approximately 19,418 square feet of office space that terminates in 2029. We also occupy office space located in Burlington, Massachusetts, where we lease approximately 2,235 square feet of office space under a lease that terminates in 2027, as well as a total of approximately 1,735 square meters of office space in the People’s Republic of China, in the cities of Beijing, Guangzhou, Hangzhou and Shanghai, under leases that terminate in 2026 through 2027.

Operating lease expense was $2.5 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. Expense related to variable leases was not significant for the years ended December 31, 2024 and 2023. Operating cash flows for the year ended December 31, 2024 and 2023 included $2.6 million and $1.7 million, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of December 31, 2024.

December 31, 2024
(In thousands)
2025	$1,767
2026	837
2027	171
Total undiscounted lease payments	2,775
Less: imputed interest	(143)
Total operating lease liabilities	$2,632

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 7.0%. The Company's weighted average remaining lease term was 1.63 years as of December 31, 2024.

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2024, the Founder owns 100% of the outstanding Class B common stock.

Common Stock Restriction Agreement

As a result of the Merger, the shares subject to the “Stock Restriction Agreement” between the Company and the Founder was adjusted based on the Exchange Ratio. The number of shares, as adjusted, subject to repurchase per the terms of the Stock Restriction Agreement is reduced each month by 1,101,240 Class A common shares and no common shares will be subject to repurchase by June 2022. As of December 31, 2024, there are no shares of Class A Common Stock subject to the repurchase option.

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

NOTE 11. NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of Class A and Class B common stock outstanding, but excluding shares of common stock subject to repurchase for the period. The number of common stock shares subject to repurchase was determined prospectively from the date of the Stock

Restriction Agreement described in Note 10. Diluted loss per share reflects the potential dilution that could occur if the stock options to issue common stock were exercised. The Company had a net loss in all periods presented thus the dilutive net loss per common share is the same as the basic net loss per common share as the effect of any options or conversions is anti-dilutive.

The earnings per share amounts are the same for the different classes of common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or liquidation.

The following securities outstanding at December 31, 2024 and 2023 have been excluded from the calculation of weighted average shares outstanding:

	As of December 31,
	2024	2023
Warrants	8,681,182	5,787,462
Class A common stock options	57,729,709	30,649,239
Restricted stock units	1,420,131	—

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a rollforward of the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2024 and 2023, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2024	2023
	(In thousands)
Balance at beginning of period	$181	$(5,526)
Unrealized gain (loss)	(157)	5,568
Amount reclassified for realized loss on marketable securities	12	139
Currency translation adjustment	537	—
Balance at end of period	$573	$181

NOTE 13. STOCK-BASED COMPENSATION

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

The stock-based compensation expense included in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Years ended December 31,
	2024	2023
Research and development	$16,450	$8,797
General and administrative	15,825	10,716
	$32,275	$19,513

Options with Service Conditions

Options granted with only service conditions generally vest over four years and expire after ten years. Stock option activity with service condition only for employees and members of the Company’s Board of Directors for the year ended December 31, 2024 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	26,834,045	$3.51
Options assumed for acquisition of AnHeart	13,742,239	$0.90
Granted	20,175,083	$2.50
Forfeited	(1,750,547)	$4.12
Exercised	(5,192,263)	$0.86
Outstanding at December 31, 2024	53,808,557	$2.70	7.72	$32,475
Exercisable at December 31, 2024	24,245,561	$2.90	6.43	$18,147

All unvested options as of December 31, 2024 are expected to vest. The weighted average grant-date fair value of stock options outstanding on December 31, 2024 and 2023 was $2.23 and $2.57 per share, respectively. Total unrecognized compensation costs related to non-vested stock options at December 31, 2024 was $48.4 million and is expected to be recognized within future operating results over a weighted-average period of 2.6 years.

For stock options granted with only service conditions during the years ended December 31, 2024 and 2023, the inputs in the Black-Scholes option-pricing model to determine the fair value is as follows:

	December 31,
	2024	2023
Exercise price	$0.08 - $3.83	$1.61 - $1.94
Risk-free interest rate	3.63% - 4.74%	3.47% - 4.12%
Expected volatility	72% - 75%	74% - 75%
Expected term in years	2.00 - 6.08	5.50 - 6.08
Dividend	0%	0%

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

Options with Service, Market, and Performance Conditions

Options granted with combined service, market, and performance conditions will vest based on achievement of various service conditions and either a market-based or performance-based goals in three tranches with multiple categories such as the Company’s market capitalization, and clinical and regulatory milestones. The market-based and performance-based goals period ends in October 2030. The explicit service periods are three years for tranche 1, four years for tranche 2, and five years for tranche 3. Upon the vesting requirement, 20% of the options will vest for each of tranche 1 and 2, and 60% of the options granted for tranche 3 will vest. The Company recognizes the fair value of the options within each tranche over the longer of their explicit service period or derived service period. The achievement of the performance condition was not deemed probable on the date of grant. As of December 31, 2024, the performance condition was not deemed probable. The expense recognized is based on the fair value of the market condition for the years ended December 31, 2024 and 2023. Stock option activity with combined service, market, and performance conditions for employees for the year ended December 31, 2024 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,815,194	$6.31
Granted	250,000	$3.23
Forfeited	(144,042)	$4.60
Outstanding at December 31, 2024	3,921,152	$6.18	6.74	$328
Exercisable at December 31, 2024	748,375	$6.87	5.91	$—

The weighted average grant-date fair value of stock options outstanding on December 31, 2024 and 2023 was $3.95 and $4.03 per share, respectively. Total unrecognized compensation costs related to non-vested stock options at December 31, 2024 was $3.3 million and is expected to be recognized within future operating results over a weighted-average period of 1.8 years.

The fair value of the stock options granted with combined service, market, and performance conditions was based on a Monte Carlo simulation with an embedded Black-Sholes pricing model. For the years ended December 31, 2024 and 2023, the fair value was computed using the following assumptions:

	December 31,
	2024	2023
Exercise price	$3.23	$1.61 - $1.94
Risk-free interest rate	4.27%	3.40% - 3.92%
Expected volatility	81%	72% - 73%
Expected term in years	6.49	6.17 - 6.30
Dividend	0%	0%

The determination of expected volatility, risk- free rate, and dividend yield was the same approach as used for the above stock options granted with service only conditions. The expected term period represents the time used as an input in the embedded Black-Sholes pricing model which is based on the midpoint between the vest and expiration dates for each tranche.

Restricted Stock Units

The following table summarizes the activity for the restricted stock units assumed in the AnHeart acquisition for the year ended December 31, 2024.

Restricted Stock
Units
Non-vested at December 31, 2023	—
RSUs assumed for the acquisition of AnHeart	2,201,694
Granted	—
Vested	(618,340)
Forfeited or canceled	(163,223)
Non-vested at December 31, 2024	1,420,131

The weighted average grant-date fair value of stock options outstanding on December 31, 2024 was $3.23. Total unrecognized compensation costs related to non-vested stock options at December 31, 2024 was $0.5 million and is expected to be recognized within future operating results over a weighted-average period of 3.2 years.

NOTE 14. 401(K) PLAN

The Company sponsors a 401(k) plan (the “Plan”) covering substantially all employees of the Company. The Plan allows employees to contribute tax deferred salary deductions into the Plan under the provisions of Section 401(k) of the Internal Revenue Code. Matching contributions are made by the Company up to a maximum amount of 3% of employee contributions, subject to certain limitations as defined in the Plan. The Company made matching contributions of $0.8 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

NOTE 15. WARRANTS

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

At December 31, 2024, there were an aggregate of 8,681,182 warrants outstanding.

The Company concluded that the Consideration Warrants, Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 4). The change in fair value resulted in a loss of $0.9 million during the year ended December 31, 2024.

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

There were no transfers between Levels 1, 2 or 3 during the period ended December 31, 2024.

The following table provides quantitative assumptions regarding Level 3 fair value measurements:

	December 31,
	2024	2023
Stock price	$2.66	$1.51
Strike price	$11.50	$11.50
Term (in years)	1.1	2.1
Volatility	137.5%	82.7%
Risk-free rate	4.1%	4.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding Warrants (in thousands):

December 31, 2024
Public Warrants	$1,102
Private Warrants	94
Forward Purchase Warrants	192
Consideration Warrants	665
Total	$2,053

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the year ended December 31, 2024 (in thousands):

Year Ended December 31, 2024
Beginning balance	$15
Change in fair value of Private Warrants liability recognized in earnings	79
Ending balance	$94

NOTE 16. INCOME TAXES

The Company did not record a provision or benefit for income taxes for the years ended December 31, 2024 and 2023. The components of the net deferred tax asset as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$107,698	$29,290
Research and development tax credits	19,379	13,133
Capitalized research and development costs*	97,294	49,156
Stock-based compensation	13,172	7,307
Accrued bonus	4,116	1,124
Lease liability	930	1,035
Other	—	367
Total deferred tax assets	242,589	101,412
Deferred tax liabilities:
Right of use asset	(853)	(931)
Other	(3,591)	—
Total deferred tax liabilities	(4,444)	(931)
Valuation allowance	(238,145)	(100,481)
Net deferred tax assets	$—	$—

*Capitalized costs deferred tax asset includes research and development capitalized expenditures of $24.8 million under IRC 59(e) and $70.4 million under IRC 174.

A reconciliation between the Company’s effective tax rate and the federal statutory rate for the years ended December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Federal statutory rate	21.00%	21.00%
State income taxes, net of federal tax benefit	5.06%	4.84%
Acquired IPR&D	(19.65)%	0.00%
Stock based compensation	(0.31)%	(1.33)%
Tax credits	0.72%	3.05%
True-up	0.04%	(3.42)%
Acquisition	10.25%	0.00%
Change in rate	6.49%	(4.41)%
Other items	0.66%	0.07%
Valuation allowance	(24.26)%	(19.80)%
Effective tax rate	0.00%	0.00%

As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $194.3 million and state net operating loss carryforwards of approximately $270.3 million. The federal net operating losses have an unlimited carryover period and state net operating losses begin to expire in 2038.

As of December 31, 2024, the Company had federal research and development tax credit carryforwards of approximately $13.9 million and state research and development tax credit carryforwards of approximately $2.9 million. The federal research and development tax credits begin to expire in 2039 and state research and development tax credits have an unlimited carryover period.

As of December 31, 2024, the Company had federal orphan drug tax credit carryforwards of approximately $9.9 million. The federal orphan drug tax credits begin to expire in 2042.

All of the federal and state net operating losses may be subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. An annual loss limitation may result in the expiration or reduced utilization of the net operating losses.

Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of AnHeart Therapeutics, Inc.'s previous mergers with AnHeart Hangzhou in March 2019 and AnHeart Ltd (Cayman) in September 2021, we are subject to the Section 382 limitation. Our utilization of these pre-merger NOL and tax credit carryforwards is limited to the amount of income that the related entity contributes to our consolidated taxable income.

As of December 31, 2024, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2024, the Company’s total amount of unrecognized tax benefits was $7.4 million, none of which would impact the Company’s effective tax rate, if recognized. The Company does not anticipate that the amount of unrecognized tax benefit will significantly increase within the next 12 months.

For the years ended December 31, 2024 and 2023, the activity related to the unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Unrecognized tax benefits at beginning of year	$5,629	$5,068
Gross increases - current year tax positions	1,788	1,019
Gross decreases - prior year tax positions	(26)	(458)
Unrecognized tax benefits at end of year	$7,391	$5,629

The Company is subject to taxation in the United States and various state jurisdictions. All tax years remain subject to examination for U.S. federal and state purposes. All net operating losses generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

NOTE 18. SUBSEQUENT EVENT

On March 3, 2025, the Company announced the closing of a non-dilutive financing of up to $250.0 million from Sagard. The financing is comprised of a $150.0 million synthetic royalty and $100.0 million of senior secured debt.

The synthetic royalty and $50.0 million of debt will be funded conditioned upon FDA’s approval of taletrectinib on or prior to September 30, 2025. The transaction will support the U.S. launch of taletrectinib, and general corporate purposes.