Form 10-Q
period 2025-03-31
Nuvation Bio Inc.
filed 2025-05-07
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, the registrant had 340,262,976 shares of Common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,977	$35,723
Accounts receivable, net of allowance for credit loss of $nil	409	12,722
Inventory	14	—
Prepaid expenses and other current assets	8,415	7,271
Marketable securities	413,699	466,969
Interest receivable on marketable securities	5,053	3,570
Total current assets	475,567	526,255
Property and equipment, net of accumulated depreciation of $971 and $874, respectively	562	586
Intangible assets, net of accumulated amortization of $660 and $448, respectively	4,410	4,622
Operating lease right-of-use assets	5,334	2,402
Other non-current assets	6,616	6,761
Total assets	$492,489	$540,626
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,537	$6,348
Current operating lease liabilities	1,889	1,663
Contract liabilities, current portion	10,769	11,117
Short-term borrowings	5,685	6,283
Accrued expenses	23,892	32,833
Total current liabilities	52,772	58,244
Warrant liability	2,804	2,053
Contract liabilities, net of current portion	13,614	15,572
Non-current operating lease liabilities	3,839	969
Total liabilities	73,029	76,838
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of March 31, 2025 and December 31, 2024 respectively, 339,840,425 (Class A 338,840,425, Class B 1,000,000) and 337,837,872 (Class A 336,837,872, Class B 1,000,000) shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,382,894	1,373,958
Accumulated deficit	(963,979)	(910,743)
Accumulated other comprehensive income	545	573
Total stockholders’ equity	419,460	463,788
Total liabilities and stockholders’ equity	$492,489	$540,626

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$3,084	$—
Cost of revenue	2,094	—
Gross profit	990	—
Operating expenses:
Research and development	24,601	12,842
Selling, general and administrative	35,393	7,357
Total operating expenses	59,994	20,199
Loss from operations	(59,004)	(20,199)
Other income (expense):
Interest income	5,321	7,130
Interest expense	(54)	—
Investment advisory fees	(203)	(265)
Change in fair value of warrant liability	(751)	(1,459)
Realized gain on marketable securities	3	1
Other income	1,452	—
Total other income (expense), net	5,768	5,407
Loss before income taxes	(53,236)	(14,792)
Provision for income taxes	—	—
Net loss	$(53,236)	$(14,792)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.07)
Weighted average common shares outstanding, basic and diluted	338,612	219,048
Comprehensive loss:
Net loss	$(53,236)	$(14,792)
Other comprehensive loss, net of taxes:
Currency translation adjustment	465	—
Unrealized loss on available-for-sale securities	(493)	(1,350)
Comprehensive loss	$(53,264)	$(16,142)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited, In thousands, except share data)

For the Three Months Ended March 31, 2025 and 2024

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Income	Equity

Balance, December 31, 2024	336,837,872	1,000,000	$1,373,958	$(910,743)	$573	$463,788
Exercise of stock options	1,976,775	—	1,082	—	—	1,082
Issuance of Common Stock for RSUs vested	25,778	—	—	—	—	—
Stock-based compensation	—	—	7,854	—	—	7,854
Net loss	—	—	—	(53,236)	—	(53,236)
Currency translation adjustment	—	—	—	—	465	465
Other comprehensive loss	—	—	—	—	(493)	(493)
Balance, March 31, 2025	338,840,425	1,000,000	$1,382,894	$(963,979)	$545	$419,460

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2023	218,046,219	1,000,000	$947,745	$(342,804)	$181	$605,122
Exercise of stock options	37,000	—	21	—	—	21
Stock-based compensation	—	—	5,041	—	—	5,041
Net loss	—	—	—	(14,792)	—	(14,792)
Other comprehensive loss	—	—	—	—	(1,350)	(1,350)
Balance, March 31, 2024	218,083,219	1,000,000	$952,807	$(357,596)	$(1,169)	$594,042

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, In thousands)

For the Three Months Ended March 31,	2025	2024
Cash flows from operating activities:
Net loss	$(53,236)	$(14,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,854	5,041
Depreciation and amortization	310	58
Non-cash lease expense	164	(38)
Change in fair value of warrant liability	751	1,459
Amortization of premium and discounts on marketable securities	(1,474)	(2,820)
Net gain on marketable securities	(3)	(1)
Unrealized foreign currency transaction gain	248	—
Change in operating assets and liabilities:
Accounts receivable	12,313	—
Prepaid expenses and other current assets	(1,144)	(5,277)
Inventory	(14)	—
Interest receivable on marketable securities	(1,483)	(581)
Other non-current assets	145	(488)
Accounts payable	4,189	227
Contract liabilities	(2,306)	—
Accrued expenses	(8,941)	1,510
Net cash used in operating activities	(42,627)	(15,702)
Cash flow from investing activities:
Purchases of marketable securities	(60,706)	(128,409)
Proceeds from sale of marketable securities	114,960	135,978
Purchases of property and equipment	(72)	(27)
Net cash provided by investing activities	54,182	7,542
Cash flow from financing activities:
Payments on borrowings	(534)	—
Proceeds from exercises of options	1,082	21
Net cash provided by financing activities	548	21
Effect of foreign exchange rate changes on cash and cash equivalents	151	—
Net increase (decrease) in cash and cash equivalents	12,254	(8,139)
Cash and cash equivalents, beginning of the period	35,723	42,649
Cash and cash equivalents, end of the period	$47,977	$34,510

Non-cash operating activities:
Right-of-use asset recognized	$3,685	$—

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

On April 9, 2024, (the "Acquisition Date"), the Company completed its acquisition of AnHeart Therapeutics Ltd., an exempted company incorporated under the laws of the Cayman Islands (“AnHeart”), pursuant to that certain Agreement and Plan of Merger (the "AnHeart Merger Agreement"), by and among the Company, AnHeart, Artemis Merger Sub I, Ltd., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company, and Artemis Merger Sub II, Ltd., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company.

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

c. Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024 and the cash flows for the three months ended March 31, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2024, which are included in the Company’s 10-K filed with the SEC on March 6, 2025.

d. Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

e. Liquidity

As of March 31, 2025, the Company has an accumulated deficit of approximately $964.0 million and net cash used in operating activities was approximately $42.6 million for the three months ended March 31, 2025. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of March 31, 2025, the Company had cash, cash equivalents, and marketable securities of $461.7 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development and preparation for potentially becoming a commercial stage organization can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s research and development activities, potential regulatory approval of its product candidates, and the level of financial resources available.

f. Significant Risks and Uncertainties

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

g. Use of Estimates

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

h. Functional Currency and Foreign Currency Translations

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

i. Cash and Cash Equivalents

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

j. Marketable Securities

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

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of March 31, 2025, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

Interest income includes amortization and accretion of purchase premium and discount. Premiums and discounts on debt securities are amortized on the effective-interest method. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

k. Acquisition of assets and businesses

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

l. Concentration of Risk

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

Concentration of customers

Below customers represent more than 10% of the Company's net revenue for the three months ended March 31, 2025. There was no revenue for the three months March 31, 2024 since the acquisition of AnHeart completed in the second quarter of 2024.

For the Three Months Ended
March 31, 2025
Customer A	2,901
Customer B	183

Below customer represents more than 10% of the Company's balances of accounts receivable as of March 31, 2025.

March 31, 2025
Customer A	297
Customer B	112

m. Property and Equipment

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

n. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment assessment may be performed on the recoverability of the carrying amounts. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

o. Warrants

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

The Company evaluated Public Warrants, Private Placement Warrants, Consideration Warrants, and Forward Purchase Warrants (the “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value of the Warrants is dependent, in part, on the holder of the Warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our Common Stock, the Warrants fail the indexation guidance in ASC 815-40, which would preclude classification in stockholders’ equity. Additionally, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves more than 50% of the outstanding shares of the Company’s Common Stock. Because not all of the Company’s stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the balance sheet at fair value upon the closing of the Merger, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The fair value of Consideration, Public, and Forward Purchase Warrants was determined using the closing price of the publicly traded warrants on the NYSE market. The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model (see Note 3).

p. Revenue Recognition

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

q. Collaborative Arrangement

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

Royalties

For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). For the three months ended March 31, 2025, the Company has recognized $0.2 million sales-based royalty revenue resulting from the Company's collaboration agreements.

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

For a complete discussion of accounting for revenue, see Note 4, "Collaboration and License Agreements."

r. Costs to Fulfill a Contract with a Customer

The Company has not capitalized any costs for the three months ended March 31, 2025 and 2024 The Company is required to capitalize costs incurred to fulfill customer contracts. These costs are required to be amortized to expense on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. Elements of the costs primarily include (i) payroll and other related costs of personnel related directly to the contract activities; (ii) costs related to pre-clinical testing and clinical trials such as payments to contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"), investigators, and clinical trial sites that conduct the contract activities; (iv) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility-related expenses; and (v) other research and development costs.

s. Inventory

Inventories are stated at the lower of cost or net realizable value and recognized on a first-in, first-out ("FIFO") method. Inventory is capitalized based on when future economic benefit is expected to be realized.

The Company analyzes its inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value. Any adjustments are recognized through cost of goods sold in the period in which they are incurred.

The Company outsources the manufacturing of its products to contract manufacturers. The Company expects to use the inventory that is classified within current assets on its consolidated balance sheet over its operating cycle. Inventory that is not expected to be used over the Company’s operating cycle is classified as a non-current asset.

t. Leases

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

u. Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s operations are focused on oncology development activities. Substantially all revenues were derived from customers located in China and Japan. For the three months ended March 31, 2025, the revenues derived from customers located in China and Japan were $2.9 million and $0.2 million, respectively. There was no revenue for the three months ended March 31, 2024 since the acquisition of AnHeart completed in the second quarter of 2024.

Nuvation's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes the Company’s strategic product development roadmaps and financial models as a key input to resource allocation. The CODM is regularly provided with actual, budgeted and forecasted expense information to make decisions on resource allocation and assess performance of the business and monitor budget versus actual results using income from operations.

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

v. Research and Development Costs

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

w. Stock-based Compensation

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

x. Income Taxes

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

y. Recent Accounting Pronouncements

In November 2024, the FASB issued Subtopic 220-40 "Disaggregation of Income Statement Expenses", which requires an entity to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in a tabular format in the notes to the financial statements. The standard will be effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

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

The following table presents information about the Company’s marketable securities and the Warrant liability as of March 31, 2025 and December 31, 2024, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Consideration, Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Public Warrant pricing, the Company's own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

	March 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$14,830	$14,830	$—	$—
Corporate bonds	1,073	—	1,073	—
	15,903	14,830	1,073	—
Marketable securities:
Certificate of deposits	9,802	—	9,802	—
Commercial paper	11,224	—	11,224	—
U.S. government and government agency securities	329,777	—	329,777	—
Corporate bonds	62,896	—	62,896	—
	413,699	—	413,699	—
Total financial assets:	$429,602	$14,830	$414,772	$—

Financial liabilities:
Warrants	$2,804	$2,726	$—	$78

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$11,549	$11,549	$—	$—
	11,549	11,549	—	—
Marketable securities:
Certificate of deposits	12,642	—	12,642	—
Commercial paper	18,227	—	18,227	—
U.S. government and government agency securities	355,170	—	355,170	—
Corporate bonds	80,930	—	80,930	—
	466,969	—	466,969	—
Total financial assets:	$478,518	$11,549	$466,969	$—

Financial liabilities:
Warrants	$2,053	$1,959	$—	$94

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

The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$14,830	$—	$—	$14,830
Corporate bonds	1,073	—	—	1,073
	15,903	—	—	15,903
Marketable securities:
Certificate of deposits	9,797	5	—	9,802
Commercial paper	11,212	12	—	11,224
U.S. government and government agency securities	330,289	289	(801)	329,777
Corporate bonds	62,857	124	(85)	62,896
	414,155	430	(886)	413,699
	$430,058	$430	$(886)	$429,602

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$11,549	$—	$—	$11,549
	11,549	—	—	11,549
Marketable securities:
Certificate of deposits	12,628	14	—	12,642
Commercial paper	18,200	27	—	18,227
U.S. government and government agency securities	355,214	436	(480)	355,170
Corporate bonds	80,891	119	(80)	80,930
	466,933	596	(560)	466,969
	$478,482	$596	$(560)	$478,518

For the three months ended March 31, 2025 and 2024, there were no unrealized gains or losses on equity securities. The activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$3	$1
Realized losses from sales of available-for-sale securities	—	—
Total losses on marketable securities	$3	$1

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and government agency securities	$171,761	$(793)	$989	$(8)	$172,750	$(801)
Corporate bonds	15,081	(31)	4,937	(54)	20,018	(85)
	$186,842	$(824)	$5,926	$(62)	$192,768	$(886)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and government agency securities	$111,021	$(398)	$45,099	$(82)	$156,120	$(480)
Corporate bonds	20,659	(33)	9,911	(47)	30,570	(80)
	$131,680	$(431)	$55,010	$(129)	$186,690	$(560)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates and represent temporary impairments due to general market factors. The Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors during the three months ended March 31, 2025. As of March 31, 2025, the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

Maturity information based on fair value is as follows as of March 31, 2025:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$9,802	$—	$9,802
Commercial paper	11,224	—	11,224
U.S. government and government agency securities	244,844	84,933	329,777
Corporate bonds	35,702	27,194	62,896
	$301,572	$112,127	$413,699

4. Collaboration and License Agreements

The Company enters into collaborative arrangements for the research and development, and commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licensing of and options to out-license in-licensed compounds to other parties. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements and royalty payments.

In-Licensing Arrangements with Daiichi Sankyo Company Ltd. ("DS")

The Company has in-licensed the rights to develop, manufacture and, if approved, commercialize multiple development stage drug candidates globally or in specific territories. The development milestone payments are recognized when the achievement of the associated milestone becomes probable and estimable and have been expensed before regulatory approval has been obtained. To date, a $2 million development milestone payment has been capitalized as an intangible asset upon regulatory approval in China. We reached two milestones in 2024, and the resulting $6 million in development milestone payments owed was paid to DS in March 2025.

Out-Licensing Arrangements

The Company's revenue related to its out-licensing collaborative agreements consist of product revenue, upfront license fees, royalty revenue and research and development services revenue from its collaboration agreements with Innovent Biologics Co. Ltd. ("Innovent") and Nippon Kayaku Co., Ltd. ("NK") for Taletrectinib ("AB-106").

The following table summarizes total revenue recognized for the three months ended March 31, 2025 (in thousands):

Three Months Ended
March 31, 2025
Revenue
Product revenue	779
Royalty revenue	249
Research and development service revenue	2,056
Total	$3,084

There was no revenue for the three months ended March 31, 2024 since the acquisition of AnHeart completed in the second quarter of 2024.

Collaboration and License Agreement with Innovent

In May 2021, AnHeart entered into an agreement with Innovent, granting Innovent a sub-licensable, royalty-bearing, exclusive right and license to commercialize AB-106 in the People's Republic of China and Taiwan (the "Innovent Territory"). AnHeart is responsible for funding ongoing clinical trials of AB-106, regulatory submissions after development with Innovent responsible for commercialization upon regulatory approvals. They also granted Innovent the option to obtain a license to commercialize AB-329 once they provide proof of concept behind the compound in a region in the Innovent Territory (the "Innovent Option"). Under the agreement, AnHeart received a non-refundable upfront cash payment, $12.0 million for achievement of certain regulatory approval milestones, and is eligible to receive up to $17.0 million upon achievement of additional regulatory milestones, up to $105.0 million upon achievement of commercial milestones, and tiered percentage royalties ranging from mid-teen to low-twenties on annual net sales of taletrectinib in the Innovent Territory subject to certain adjustments.

For the three months ended March 31, 2025, the Company recognized research and development service revenue of $1.9 million, sales of products revenue of $0.8 million and royalties of $0.2 million under the Innovent agreement. As of March 31, 2025, the accounts receivable of Innovent was $0.3 million.

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

The Company recognized research and development service revenue of $0.2 million for the three months ended March 31, 2025. As of March 31, 2025, the accounts receivable of NK was $0.1 million.

Contract assets and contract liabilities

When the Company satisfies its performance obligations by providing services to a customer before the customer pays consideration and before payment is due, the Company recognizes its rights to consideration as a contract asset.

The Company did not recognize any contract assets as of March 31, 2025.

When a customer pays consideration before the Company provide services, the Company records its obligation as a contract liability. The Company expects to recognize all of this balance as revenue as research and development services are provided over the next 4 years.

The contract liabilities of the Company as of March 31, 2025 is listed in the table below.

March 31, 2025
(In thousands)
Research and development service revenue	24,383

The Company recognized $2.1 million of revenue for the three months ended March 31, 2025 that was included in the contract liability balance at December 31, 2024.

The balance of contract liabilities as of March 31, 2025 represents the transaction price allocated to the remaining performance obligations. The contract liability of $10.8 million is expected to be recognized within one year and the rest in the following three years.

The costs incurred to fulfill customer contracts were capitalized and amortized to cost of revenue on a systematic basis that is consistent with the transfer of research and development services to the customer to which the asset relates. For the three months ended March 31, 2025, $2.0 million of costs incurred to fulfill customer contracts were capitalized and expensed in the same period. There were no balances related to the costs incurred to fulfill customer contracts as of March 31, 2025.

5. Borrowing

In 2020, AnHeart entered into loan agreements with Bank of Hangzhou to obtain short-term borrowings to supplement its working capital. As of March 31, 2025, the outstanding balance net of repayments was $5.5 million. For the three months ended March 31, 2025, there were no borrowings or repayments. The fixed interest rate of these borrowings is 3.5% to 4.05% per annum.

On April 4, 2023, AnHeart entered into a Loan and Security Agreement ("2023 SSVB Agreement") with Shanghai Pudong Development Bank in Silicon Valley for up to 40.0 million RMB or equivalent in optional currency USD term loans ("SSVB Loan"). The SSVB Loan consists of a short-term working capital loan of 20 million RMB, which matured on April 4, 2024, and a long-term loan of 20 million RMB, which matures on April 4, 2025, at which time all outstanding balances are due. Draws on the line of credit for the short-term loans are payable on the maturity date of the SSVB Loan. Draws on the line of credit for the long-term loans are payable in equal installments monthly over the shorter of 24 months or from the date the draw took place till the SSVB loan matures. Outstanding balances will bear interest at a fixed rate of 4.25%. As of March 31, 2025, the outstanding line of credit balance net of repayments was $0.2 million. For the three months ended March 31, 2025, the Company repaid $0.5 million.

On March 3, 2025, we announced the closing of a non-dilutive financing of up to $250.0 million from Sagard. The financing is comprised of a $150.0 million (the "Investment Amount") synthetic royalty financing agreement with Sagard Healthcare Partners (Delaware) II LP and a $100.0 million senior secured term loan with Sagard Holdings Manager LP. The Investment Amount and a $50.0 million tranche of the term loan will be funded conditioned upon FDA’s approval of taletrectinib on or prior to September 30, 2025. The second tranche of $50 million of the term loan will be available at our option until June 30, 2026, as long as we have achieved first U.S. commercial sale of taletrectinib.

6. Leases

Our principal executive offices are located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, with an option for us to extend the lease for an additional five years which is not reasonably assured of exercise, and in San Francisco, where we lease approximately 19,418 square feet of office space that terminates in 2029. We also occupy office space located in Burlington, Massachusetts, where we lease approximately 2,235 square feet of office space under a lease that terminates in 2027, as well as a total of approximately 1,735 square meters of office space in the People’s Republic of China, in the cities of Beijing, Guangzhou, Hangzhou and Shanghai, under leases that terminate in 2025 through 2029.

Operating lease expense was $0.9 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. Expense related to variable leases was not significant for the three months ended March 31, 2025 and 2024. Operating cash flows for the three months ended March 31, 2025 and 2024 included $0.7 million and $0.5 million for operating leases, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of March 31, 2025.

March 31, 2025
(In thousands)
2025 (remaining 9 months)	$1,761
2026	2,081
2027	1,352
2028	1,214
2029	205
Total undiscounted lease payments	6,613
Less: imputed interest	(885)
Total operating lease liabilities	$5,728

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 8.75%. The Company's weighted average remaining lease term was 3.03 years as of March 31, 2025.

7. Net Loss per Share

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

The following securities outstanding at March 31, 2025 and 2024 have been excluded from the calculation of weighted average shares outstanding:

	Three Months Ended March 31,
	2025	2024
Warrants	8,681,182	5,787,462
Class A Common Stock options	77,442,787	38,224,240
Restricted stock units	1,394,353	—

8. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2025 and 2024, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2025	2024
Balance at beginning of period	$573	$181
Unrealized loss	(490)	(1,349)
Amount reclassified for realized gain on marketable securities	(3)	(1)
Currency translation adjustment	465	—
Balance at end of period	$545	$(1,169)

9. Stock-Based Compensation

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

The stock-based compensation expense included in the Company’s condensed statement of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,411	$2,292
General and administrative	4,443	2,749
	$7,854	$5,041

The following table summarizes stock option activity under the 2019 Plan, 2021 Plan and assumed options in the AnHeart acquisition for the three months ended March 31, 2025.

Shares
Outstanding at December 31, 2024	57,729,709
Granted	21,970,600
Exercised	(2,002,388)
Forfeited	(255,134)
Outstanding at March 31, 2025	77,442,787
Exercisable at March 31, 2025	27,048,262

The weighted average exercise price of all outstanding options as of March 31, 2025 was $2.73 per share.

The following table summarizes the activity for the restricted stock units for the three months ended March 31, 2025.

Restricted Stock
Units
Non-vested at December 31, 2024	1,420,131
Granted	—
Vested	(25,778)
Forfeited or canceled	—
Non-vested at March 31, 2025	1,394,353

10. Warrants

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

Following the Acquisition of AnHeart, the Company issued 2,893,720 Consideration Warrants. The Consideration Warrants were restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding Public Warrants. The Consideration Warrants are no longer restricted with respect to the exercise and transfer thereof based on the stockholder approval obtained at the Annual Meeting.

At March 31, 2025, there were an aggregate of 8,681,182 warrants outstanding.

The Company concluded that the Consideration Warrants, Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 3). The change in fair value resulted in a loss of $0.8 million during the three months ended March 31, 2025.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2025.

The following table provides quantitative assumptions regarding Level 3 fair value measurements:

	March 31, 2025	December 31, 2024
Stock price	$1.76	$2.66
Strike price	$11.50	$11.50
Term (in years)	0.9	1.1
Volatility	191.4%	137.5%
Risk-free rate	4.1%	4.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding warrants (in thousands):

March 31, 2025
Public Warrants	$1,533
Private Placement Warrants	78
Forward Purchase Warrants	267
Consideration Warrants	926
Total	$2,804

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the three months ended March 31, 2025 (in thousands):

Three Months Ended
March 31, 2025
Beginning balance	$94
Change in fair value of Private Warrants liability recognized in earnings	(16)
Ending balance	$78

11. Commitments and Contingencies

Commitments

The Company has standby letters of credit with banks in the aggregate amount of $0.9 million which serve as security for the New York and San Francisco spaces operating leases. The standby letters of credit automatically renew annually.

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

Overview

We are a global oncology company focused on tackling some of the toughest challenges in cancer treatment by developing therapies that create a profound, positive impact on patients’ lives. We were founded in 2018 by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016. We leverage our team’s extensive expertise in medicinal chemistry, preclinical development, drug development, business development, manufacturing, and commercialization to pursue oncology targets validated by strong clinical or preclinical data and develop novel small molecules that improve the activity and overcome the liabilities of currently marketed drugs.

Our most advanced product candidate, taletrectinib, is an oral, potent, central nervous system-active, selective, next-generation c-ros oncogene 1 (“ROS1”) inhibitor specifically designed for the treatment of patients with ROS1-positive (“ROS1+”) non-small cell lung cancer ("NSCLC"). Taletrectinib is being evaluated for the treatment of patients with advanced ROS1+ NSCLC in two Phase 2 single-arm pivotal studies: TRUST-I in China, and TRUST-II, a global study. Taletrectinib has been granted Orphan Drug Designation by the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with ROS1+ NSCLC and other NSCLC indications, and Breakthrough Therapy Designations by both the U.S. FDA and China’s National Medical Products Administration ("NMPA") for the treatment of patients with locally advanced or metastatic ROS1+ NSCLC. Based on pooled results of the TRUST-I and TRUST-II studies, we submitted a New Drug Application (“NDA”) for taletrectinib to the U.S. FDA in October 2024 for the treatment of patients with advanced ROS1+ NSCLC (line agnostic, full approval). On December 22, 2024, the FDA accepted the NDA for Priority Review and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of June 23, 2025. In China, taletrectinib has been approved for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC who either have or have not previously been treated with ROS1 TKIs, and is being commercialized in China by our partner Innovent Biologics (Suzhou) Co. Ltd. (“Innovent”). In March 2025, our commercialization partner in Japan, Nippon Kayaku Co., Ltd., completed submission of a Marketing Authorization Application (“MAA”) for taletrectinib for advanced ROS1+ NSCLC to Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”).

In addition to taletrectinib, our clinical-stage pipeline includes differentiated, novel oncology product candidates that have been generated from our proprietary drug discovery and development programs or acquired through business development activities:

•
Safusidenib is a novel, oral, potent, brain penetrant, targeted inhibitor of mutant isocitrate dehydrogenase 1 ("mIDH1"). Safusidenib is being evaluated in a Phase 2 study in patients with diffuse IDH1-mutant glioma. We expect to provide an update on the pivotal study design for the safusidenib program in the second half of 2025.
•
NUV-1511 is our first clinical-stage drug-drug conjugate ("DDC"), which fuses a targeting agent to a widely used chemotherapy agent. NUV-1511 is being evaluated in a Phase 1/2 study in patients with advanced solid tumors who previously received and progressed on or after treatment with Enhertu® and/or Trodelvy® per approved U.S. FDA labeling, human epidermal growth factor receptor 2-negative ("HER2-") metastatic breast cancer, metastatic castration-resistant prostate cancer (“mCRPC”), advanced pancreatic cancer, and platinum-resistant ovarian cancer ("PROC"). We expect to provide an update from the Phase 1/2 dose escalation study of NUV-1511 in the second half of 2025.
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
•
In March 2025, we announced that we secured up to $250.0 million in non-dilutive financing from Sagard Healthcare Partners. We will receive $150.0 million in royalty interest financing and $50.0 million in debt upon U.S. FDA approval of taletrectinib by September 30, 2025, with access to an additional $50.0 million in debt at the Company’s option after first commercial sale of taletrectinib.

•
In March 2025, our commercialization partner in Japan, Nippon Kayaku Co., Ltd., completed submission of a MAA for taletrectinib for advanced ROS1+ NSCLC to Japan’s PMDA.
•
In March 2025, we entered into a commercial supply agreement with Asymchem Laboratories (Tianjin) Co., Ltd. for the supply of taletrectinib drug substance, and a commercial supply agreement with Asymchem Life Science (Tianjin) Co., Ltd. for the supply of taletrectinib drug product.
•
In April 2025, pooled data from our pivotal Phase 2 TRUST-I and TRUST-II studies of taletrectinib was published in the Journal of Clinical Oncology (Perol, et al., 2024).

Financial Overview

Since our inception in 2018, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies, clinical trials, establishing and maintaining our intellectual property portfolio, developing our manufacturing network and managing the manufacture of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. Our revenue related to its out-licensing collaborative agreements consists of product revenue, upfront license fees, royalty revenue and research and development services revenue from its collaboration agreements. We have funded our operations to date primarily from the issuance and sale of our common and preferred stock, including through the Merger and a Private Investment in Public Equity ("PIPE") financing in connection with the Merger.

We have incurred net losses in each year since inception. As of March 31, 2025, we had an accumulated deficit of $964.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations as well as a charge related to the acquisition of an in-process research and development asset. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Components of Results of Operations

Revenues

We enter into collaborative arrangements for the research and development, and commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licensing of and options to out-license in-licensed compounds to other parties. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements and royalty payments. Our revenue related to its out-licensing collaborative agreements consists of product revenue, upfront license fees, royalty revenue and research and development services revenue from its collaboration agreements.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel-related costs, facilities costs, depreciation and amortization expenses and professional services expenses, including legal, human resources, audit and accounting services. Personnel-related costs consist of salaries, benefits and stock-based compensation. Facilities costs consist of rent and maintenance of facilities. We anticipate increased expenses related to compliance with the rules and regulations of the SEC, NYSE, insurance premiums, investor relations activities and other administrative and professional services.

Other Income (Expense), Net

Other income (expense) consists of change in fair value of warrant liabilities, interest earned on our cash equivalents and investments, interest expense, advisory expense related to our investments and realized gains and losses on marketable securities.

Results of Operations for The Three Months Ended March 31, 2025 and 2024

Revenues

Our revenue related to its out-licensing collaborative agreements consist of product revenue, upfront license fees, royalty revenue and research and development services revenue from its collaboration agreements.

The following table summarizes total revenue recognized for the three months ended March 31, 2025:

Three Months Ended
March 31, 2025
Revenue
Product revenue	779
Royalty revenue	249
Research and development service revenue	2,056
Total	$3,084

There was no revenue for the three months ended March 31, 2024 since the acquisition of AnHeart completed in the second quarter of 2024.

Operating Expenses

	Three Months Ended March 31,		Increase /
	2025	2024	(Decrease)
	(In thousands)
Operating expenses:
Research and development	$24,601	$12,842	$11,759
Selling, general and administrative	35,393	7,357	28,036
Total operating expenses	59,994	20,199	39,795

Research and Development Expenses

Research and development expenses increased by $11.8 million for the three months ended March 31, 2025 compared to 2024. The increase was primarily due to a $6.2 million increase in personnel-related costs driven by the acquisition of AnHeart as well as stock-based compensation and other benefits and $0.2 million increase in amortization of assembled workforce and $5.4 million increase in third-party costs related to clinical trial expense for taletrectinib.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $28.0 million for the three months ended March 31, 2025, compared to 2024. The increase was due to a $10.7 million increase in personnel-related costs as a result of the acquisition of AnHeart, $12.2 million increase in sales and marketing expenses, $1.4 million increase in professional fees, $0.5 million increase in occupancy expenses, $1.1 million increase in legal fees, $0.2 million increase in foreign currency impact and $2.0 million increase in other expenses as a result of the integration of AnHeart offset by $0.1 million decrease in taxes.

Other Income (Expense), Net

The following table presents a breakdown of our other income (expense):

	Three Months Ended March 31,
	2025	2024	Change
(In thousands)
Other income (expense):
Interest income	$5,321	$7,130	$(1,809)
Interest expense	(54)	—	(54)
Investment advisory fees	(203)	(265)	62
Change in fair value of warrant liability	(751)	(1,459)	708
Realized gain on marketable securities	3	1	2
Other income	1,452	—	1,452
Total other income (expense), net	$5,768	$5,407	$361

Other income (expense), net increased by $0.4 million for the three months ended March 31, 2025 compared to 2024 primarily related to a $1.5 million increase in other income due to government subsidy income, a $0.7 million increase in the change in fair value of warrant liability, a $0.1 million decrease in investment advisory fees offset by decrease in interest income from investments of $1.8 million primarily due to lower treasury yield and a $0.1 million increase in interest expense.

Liquidity, Capital Resources and Plan of Operations

From inception through March 31, 2025, our operations have been financed primarily by the sale and issuance of Series A preferred stock and Common Stock, including through the Merger and the PIPE Investment. As of March 31, 2025, we had $461.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of $964.0 million.

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

On March 3, 2025, we announced the closing of a non-dilutive financing of up to $250.0 million from Sagard. The financing is comprised of a $150.0 million (the "Investment Amount") synthetic royalty financing agreement with Sagard Healthcare Partners (Delaware) II LP (the “RIF Agreement”) and a $100.0 million senior secured term loan with Sagard Holdings Manager LP (the “Loan Agreement”). The Investment Amount and a $50.0 million tranche of the term loan will be funded conditioned upon FDA’s approval of taletrectinib on or prior to September 30, 2025. The second tranche of $50 million of the term loan will be available at our option until June 30, 2026, as long as we have achieved first U.S. commercial sale of taletrectinib.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash used in operating activities	$(42,627)	$(15,702)
Cash provided by investing activities	54,182	7,542
Cash provided by financing activities	548	21
Effect of foreign exchange rate changes on cash and cash equivalents	151	—
Net decrease in cash and cash equivalents	12,254	(8,139)

Operating Activities

In 2025, cash used in operating activities of $42.6 million was attributable to a net loss of $53.2 million offset by a net change of $2.7 million in our net operating assets and liabilities and non-cash charges of $7.9 million. The change in operating assets and liabilities was primarily due to a $12.3 million decrease in accounts receivable, $4.2 million increase in accounts payable, and $0.1 million decrease in other non-current assets offset by $8.9 million decrease in accrued expenses, $2.3 million decrease in contract liabilities, $1.2 million increase in prepaid expenses and other current assets and $1.5 million increase in interest receivable on marketable securities. The non-cash charges consisted primarily of stock-based compensation of $7.9 million, changes in fair value of warrant liability of $0.8 million, $0.3 million of depreciation and amortization, $0.2 million of lease expense and $0.2 million of foreign currency transaction gain offset by amortization of premium on marketable securities of $1.5 million.

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

Investing Activities

In 2025, cash provided by investing activities of $54.2 million was related to the $115.0 million of proceeds from the sale of marketable securities offset by purchase of marketable securities of $60.7 million and $0.1 million purchase of property and equipment.

In 2024, cash provided by investing activities of $7.5 million was related to the purchase of marketable securities of $128.5 million offset by $136.0 million of proceeds from the sale of marketable securities.

Financing Activities

In 2025, cash provided by financing activities of $0.6 million was related to the $1.1 million proceeds from exercise of options offset by $0.5 million of debt repayments.

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

Milestone payments

Our collaboration agreements include development and regulatory milestones. We evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

Royalties

For sales-based royalties, including milestone payments based on the level of sales, we determine whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, we recognize revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). For the three months ended March 31, 2025, the Company has recognized $0.2 million sales-based royalty revenue resulting from the Company's collaboration agreements.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of Consideration, Public, and Forward Purchase Warrants was determined using the closing price of the publicly traded warrants on the NYSE market. The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model (see Note 3).

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the three months ended March 31, 2025 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $461.7 million as of March 31, 2025, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

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
•
Our level of indebtedness and debt service obligations could adversely affect our financial condition and make it more difficult for us to fund our operations and impose numerous other obligations and restrictions that will limit our operational flexibility.
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

As of March 31, 2025, we had $461.7 million in cash and investments, and an accumulated deficit of $964.0 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

A key part of our development strategy for taletrectinib, safusidenib, and any of our other product candidates that are targeted therapies, is to identify subsets of patients with specific types of tumors that express specific genetic markers. Identification of these patients may require the development and use of companion diagnostics. The FDA generally will require either approval or clearance of the diagnostic at the same time the FDA approves the therapeutic product, or as a post-marketing commitment at the time of the therapeutic product's approval. We believe that, consistent with FDA approval of other ROS-1 TKIs, clearance or approval of a companion diagnostic will be permitted as a post-marketing commitment if talectrectinib is otherwise approvable during its present NDA review. However, FDA may change its practice and there can be no guarantee that absence of an approved companion diagnostic will not delay approval of our NDA. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. A companion diagnostic for ROS-1 positive NSCLC will require the conduct of a clinical bridging study with high sample ascertainment, as the TRUST-I and TRUST-II trials were conducted using multiple investigational devices.

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

Factors that may affect our ability to commercialize our product candidates on our own include recruiting and retaining adequate numbers of qualified scientific, clinical, manufacturing, and sales and marketing personnel, educating adequate numbers of physicians on the benefit of our approved product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the U.S., the European Union or other key global markets. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.

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

We have no sales, marketing or distribution capabilities or experience. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. If approved in the U.S., we plan to commercialize taletrectinib by ourselves. We have out-licensed commercial rights to taletrectinib to Innovent in mainland China, Hong Kong, Macau and Taiwan, and to NK in Japan. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, taletrectinib in territories outside of the U.S. and territories subject to existing partnerships, or for our other product candidates if and when they are approved.

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

Some of these events could be the basis for FDA or comparable foreign regulatory authority action, including injunction, recall, seizure or total or partial suspension of production. In addition, our third-party manufacturers and suppliers are subject to FDA inspection and may be subject to inspections from comparable foreign regulatory authorities from time to time. Failure by our third-party manufacturers and suppliers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen, or comparable foreign regulatory authorities' approval regimen, with respect to our product candidate may result in non-approval for our product candidates or regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses. For example, Asymchem received three FDA Form 483 observations in March 2025 during a pre-approval inspection relating to the taletrectinib NDA. Although we believe these observations were minor and have been fully addressed, there can be no assurance that this will not delay or prevent approval of our NDA. In addition, our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of waste products, and failure to comply with such laws and regulations could result in significant costs associated with civil or criminal fines and penalties for such third parties. Based on the severity of the regulatory action, our clinical or commercial supply of drug and packaging and other services could be interrupted or limited, which could harm our business.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032 unless Congress takes additional action. Additionally, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

Recently, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, at the federal level, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least 7 years (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional drugs covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

Further, in 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. Also in 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the recent U.S. Presidential and Congressional elections. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

Disruptions at the FDA and other government agencies caused by layoffs, funding shortages or global health concerns could negatively impact our business.

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay review and approval of the taletrectinib NDA and negatively impact our business.

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

As of March 31, 2025, we had 273 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Doing Business in China and Our International Operations

International trade policies, including tariffs, sanctions and trade barriers, including changes in the political and economic policies and relations between the U.S. and China, have adversely impacted and may continue to adversely impact our business, financial condition, results of operations and prospects.

We conduct business globally and our operations span numerous countries outside the U.S., including China. There is inherent risk based on the complex relationships among the U.S. and the countries in which we conduct our business, and due to our operations in China, such that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business, results of operations, financial condition and prospects. We have already experienced one of these adverse effects in the form of tariffs imposed on imports of taletrectinib, safusidenib and other materials that we source from China.

The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. Such tariffs may continue to result in additional costs on our business, including with respect to cost of goods and research and development costs. In response, certain foreign governments, including China, have announced or implemented retaliatory tariffs, trade restrictions, trade barriers and/or other protectionist measures. Escalation of restrictions, barriers, and/or measures may impose additional costs and complexity on our business, such as restricted access to materials. These developments have created a dynamic and unpredictable trade landscape, which has adverse financial impact to our business, and may continue to adversely impact our business.

We do not have our own manufacturing capabilities and rely, and will rely, on third parties, including Asymchem, Wuxi STA and Wuxi AppTec in China, to produce clinical or commercial supplies of taletrectinib, clinical supplies of safusidenib, as well as some starting materials for NUV-1511 and NUV-868, and potentially other future product candidates. In addition, we conduct research activities and have business operations both in the U.S. and China, and any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with certain operations based in China, capital controls or tariffs, may affect the competitive position of our products and product candidates, the hiring of scientists and other research and development personnel, the demand for our products and product candidates, our ability to raise capital, and our ability to sell taletrectinib or any of our product candidates that receives marketing approval in certain countries.

While manufacturing costs for our products in development generally represent a small proportion of our total costs, we cannot at this time predict the ultimate impact of tariffs and trade restrictions and anticipate that our cost of goods will be adversely affected to some degree, depending on the ultimate scope and duration of tariffs and trade restrictions imposed. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Given the nature of our product candidates, ongoing establishment of additional sources of manufacturing supply outside of China is a time-consuming process making it difficult for us to react quickly to a rapidly changing environment. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet regulatory requirements for approval, and if it becomes necessary to source material from such new supplier, there could be a shortage of the affected products for the marketplace or for use in clinical studies, or both, which could negatively impact our anticipated revenues and could potentially cause us to breach contractual obligations with customers. Moreover, these tariffs could introduce significant transfer pricing challenges for us, including adapting our transfer pricing arrangements to account for increased costs associated with importing goods and implementing pricing changes in a manner that complies with applicable customs and transfer pricing rules, which we may be unable to do in a timely manner or at all, particularly given the current international trade and tariff fluidity, which could result in the modification or elimination of the tax deductibility of various currently deductible payments and otherwise increase the tax burden of our operating or being a resident in a particular country. Increased costs and extended commercialization and development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the U.S. and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business. In particular, the Chinese government has implemented various measures to encourage economic development and guide the allocation of resources, which may benefit the overall Chinese economy but may have a negative effect on us. Due to our operations in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with operations in China could negatively affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the U.S. or other governments deteriorate and geopolitical tensions between China and the U.S. increase, our business in China and U.S. may be adversely impacted.

Further, the continued threats of new or increased tariffs, sanctions, trade restrictions and trade barriers as well as ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements, have had and may continue to have a generally disruptive impact on the global economy and, therefore, may negatively impact revenues. Given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results is uncertain and could be significant. In any event, further trade restrictions and export regulations, new or increased tariffs, new laws, regulations or executive orders, or further retaliatory measures, could increase our supply chain complexity and/or costs, decrease our margins, reduce the competitiveness of any of our product candidates, or restrict our ability to sell products or purchase necessary equipment and supplies. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could have a material adverse effect on our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations and financial condition. In addition, trade developments have heightened, and may continue to heighten, the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.

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

In 2021, the Cyberspace Administration of China (“CAC”) published a draft revision to the existing Cybersecurity Review Measures for public comment (the “Revised Draft CAC Measures”). In 2022, together with 12 other Chinese regulatory authorities, the CAC released the final version of the Revised Draft CAC Measures (the “Revised CAC Measures”), which came into effect in 2022. Pursuant to the Revised CAC Measures, critical information infrastructure operators procuring network products and services, and online platform operators (as opposed to “data processors” in the Revised Draft CAC Measures) carrying out data processing activities which affect or may affect national security, shall conduct a cybersecurity review pursuant to the provisions therein. In addition, online platform operators possessing personal information of more than one million users seeking to be listed on foreign stock markets must apply for a cybersecurity review. In 2024, the CAC further published the Regulations on Network Data Security Management (the “Network Data Management Regulations”), under which network data processors refer to individuals and organizations who determine the data processing activities in terms of the purpose and methods at their discretion. The Network Data Management Regulations specify that network data processors shall be subject to cybersecurity review if their data processing activities affect or may affect Chinese national security.

As of the date of this Report, we have not received any notice from any Chinese regulatory authority identifying us as a “critical information infrastructure operator,” “online platform operator” or “network data processor” that are subject to the cybersecurity review procedures pursuant to the Revised CAC Measures and the Network Data Management Regulations. Based on our understanding of the Revised CAC Measures, and the Network Data Management Regulations, we do not expect to become subject to cybersecurity review by the CAC for issuing securities to foreign investors because: (i) the clinical and preclinical data we handle in our business operations, either by its nature or in scale, do not normally trigger significant concerns over PRC national security; and (ii) we have not processed, and do not anticipate to process in the foreseeable future, personal information for more than one million users or persons. However, there remains uncertainty as to how the Revised CAC Measures, and the Network Data Management Regulations, will be interpreted or implemented; for example, neither the Revised CAC Measures nor the Network Data Management Regulations provides further clarification or interpretation on the criteria for determining those activities that “affect or may affect national security” and relevant Chinese regulatory authorities may interpret it broadly. Furthermore, there remains uncertainty as to whether the Chinese regulatory authorities may adopt new laws, regulations, rules, or detailed implementation and interpretation in relation, or in addition, to the Revised CAC Measures and the Network Data Management Regulations. While we intend to closely monitor the evolving laws and regulations in this area and take all reasonable measures to mitigate compliance risks, we cannot guarantee that our business and operations will not be adversely affected by the potential impact of the Revised CAC Measures, the Network Data Management Regulations or other laws and regulations related to privacy, data protection and information security.

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

Interpretation, application and enforcement of these laws, rules and regulations evolve from time to time and their scope may continually change, through new legislation, amendments to existing legislation or changes in enforcement. Compliance with China’s Cyber Security Law, Data Security Law and Personal Information Protection Law could significantly increase the cost to us of providing our service offerings, require significant changes to our operations or even prevent us from providing certain service offerings in jurisdictions in which we currently operate or in which we may operate in the future. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, offerings or platform could fail to meet all of the requirements imposed on us by the Cyber Security Law, the Data Security Law, the Personal Information Protection Law and/or related implementing regulations. Any failure on our part to comply with such law or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access, use or release of personally identifiable information or other data, or the perception or allegation that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing counterparties from contracting with us or result in investigations, fines, suspension or other penalties by Chinese government authorities and private claims or litigation, any of which could adversely affect our business, financial condition and results of operations. Even if our practices are not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations. Moreover, the legal uncertainty created by the Data Security Law, the Revised CAC Measures and the recent Chinese government actions could adversely affect our ability, on favorable terms, to raise capital, including engaging in follow-on offerings of our securities in the U.S. market.

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

As of March 31, 2025, we have options outstanding to purchase approximately 77,442,787 shares of Class A Common Stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue under the 2021 Plan an aggregate of up to 44,628,431 shares of Class A Common Stock and Class B Common Stock, which amount will be subject to increase from time to time. In addition, in the AnHeart acquisition, we assumed the AnHeart equity incentive plans and reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance upon exercise of outstanding options or settlement of outstanding restricted stock units issued under those plans. We may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2025	N/A	$ N/A	N/A	N/A
February 2025	N/A	$ N/A	N/A	N/A
March 2025	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation previously filed with the SEC on February 12, 2021 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39351), which is incorporated herein by reference.

3.2

Amended and Restated Bylaws previously filed with the SEC on February 12, 2021 as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39351), which is incorporated herein by reference.

10.1#*†	Nuvation Bio Inc. 2021 Equity Incentive Plan, as amended.

10.2#†

Forms of Option Grant Notice and Option Agreement under the 2021 Equity Incentive Plan – Long-Term Incentive Program previously filed with the SEC on May 9, 2022 as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39351), which is incorporated herein by reference.

10.3*‡	Contract Manufacturing Agreement (API) between Registrant and Asymchem Laboratories (Tianjin) Co., Ltd., dated March 3, 2025.

10.4*‡	Contract Manufacturing Agreement (Drug Product) between Registrant and Asymchem Life Science (Tianjin) Co., Ltd., dated March 21, 2025.

10.5

Senior Secured Loan Agreement between Registrant and Sagard Holdings Manager LP, previously filed with the SEC on March 6, 2025 as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-39351), which is incorporated herein by reference.

10.6

Revenue Interest Financing Agreement between Registrant and Sagard Healthcare Partners (Delaware) II LP, previously filed with the SEC on March 6, 2025 as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 001-39351), which is incorporated herein by reference.

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

* Filed herewith.

** Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 7th day of May, 2025.

NUVATION BIO INC.

Date: May 7, 2025	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer
Principal Executive Officer

Date: May 7, 2025	/s/ Philippe Sauvage
Philippe Sauvage, Chief Financial Officer
Principal Financial Officer