Form 10-Q
period 2025-06-30
Nuvation Bio Inc.
filed 2025-08-07
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39351

Nuvation Bio Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-0862255
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1500 Broadway, Suite 1401 New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (332) 208-6102

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	NUVB NUVB.WS	The New York Stock Exchange The New York Stock Exchange

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

As of July 31, 2025, the registrant had 342,272,722 shares of Common Stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or the negative of these terms or other similar expressions intended to identify statements about the future. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

•
our plans to develop and commercialize IBTROZITM (taletrectinib) and our other product candidates;
•
our ability to obtain regulatory approval of our current and future product candidates, and to maintain regulatory approval for IBTROZI and our future approved products;
•
our expectations regarding the potential market size and the rate and degree of market acceptance of IBTROZI and our current and future product candidates;
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
•
our continued reliance on third parties to conduct clinical trials of our product candidates, and for the manufacture of our product candidates for preclinical studies, clinical trials and commercial supply of IBTROZI;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$247,970	$35,723
Accounts receivable, net of allowance for credit loss of $nil	2,693	12,722
Inventory	552	—
Prepaid expenses and other current assets	8,257	7,271
Marketable securities	359,752	466,969
Interest receivable on marketable securities	3,984	3,570
Total current assets	623,208	526,255
Property and equipment, net of accumulated depreciation of $1,042 and $874, respectively	615	586
Intangible assets, net of accumulated amortization of $925 and $448, respectively	12,145	4,622
Operating lease right-of-use assets	4,641	2,402
Other non-current assets	6,616	6,761
Total assets	$647,225	$540,626
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,419	$6,348
Current operating lease liabilities	1,808	1,663
Contract liabilities, current portion	9,725	11,117
Liability related to revenue interest financing agreement	2,823	—
Short-term borrowings	5,583	6,283
Accrued expenses	23,998	32,833
Total current liabilities	66,356	58,244
Warrant liability	2,350	2,053
Contract liabilities, net of current portion	12,459	15,572
Non-current operating lease liabilities	3,399	969
Non-current liability related to revenue interest financing agreement, net of current portion and deferred financing costs of $4,662 and $0 as of June 30, 2025 and December 31, 2024	142,780	—
Long-term borrowings, net of current portion and deferred financing costs of $3,276 and $0 as of June 30, 2025 and December 31, 2024	46,974	—
Total liabilities	274,318	76,838
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of June 30, 2025 and December 31, 2024 respectively, 342,233,563 (Class A 341,233,563, Class B 1,000,000) and 337,837,872 (Class A 336,837,872, Class B 1,000,000) shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,396,220	1,373,958
Accumulated deficit	(1,022,986)	(910,743)
Accumulated other comprehensive (loss) income	(327)	573
Total stockholders’ equity	372,907	463,788
Total liabilities and stockholders’ equity	$647,225	$540,626

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$1,238	$—	$1,238	$—
Collaboration and license agreements revenue	3,595	1,435	6,679	1,435
Total revenues	4,833	1,435	7,917	1,435
Cost of revenue	2,576	1,347	4,670	1,347
Gross profit	2,257	88	3,247	88
Operating expenses:
Research and development	27,362	29,247	51,963	42,089
Acquired in-process research and development	—	425,070	—	425,070
Selling, general and administrative	38,484	16,156	73,877	23,513
Total operating expenses	65,846	470,473	125,840	490,672
Loss from operations	(63,589)	(470,385)	(122,593)	(490,584)
Other income (expense):
Interest income	4,780	7,144	10,101	14,274
Interest expense	(421)	(132)	(475)	(132)
Investment advisory fees	(182)	(247)	(385)	(512)
Change in fair value of warrant liability	454	1,135	(297)	(324)
Realized (loss) gain on marketable securities	(1)	(7)	2	(6)
Net loss on disposal of fixed assets	(34)	—	(34)	—
Other (expense) income	(14)	—	1,438	—
Total other income (expense), net	4,582	7,893	10,350	13,300
Loss before income taxes	(59,007)	(462,492)	(112,243)	(477,284)
Provision for income taxes	—	—	—	—
Net loss	$(59,007)	$(462,492)	$(112,243)	$(477,284)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(1.89)	$(0.33)	$(2.06)
Weighted average common shares outstanding, basic and diluted	340,746	244,738	339,685	231,893
Comprehensive loss:
Net loss	$(59,007)	$(462,492)	$(112,243)	$(477,284)
Other comprehensive loss, net of taxes:
Currency translation adjustment	(646)	148	(182)	148
Change in unrealized loss on available-for-sale securities	(225)	(245)	(718)	(1,595)
Comprehensive loss	$(59,878)	$(462,589)	$(113,143)	$(478,731)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited, In thousands, except share data)

For the Three and Six Months Ended June 30, 2025 and 2024

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2024	336,837,872	1,000,000	$1,373,958	$(910,743)	$573	$463,788
Exercise of stock options	1,976,775	—	1,082	—	—	1,082
Issuance of Common Stock for RSUs vested	25,778	—	—	—	—	—
Stock-based compensation	—	—	7,854	—	—	7,854
Net loss	—	—	—	(53,236)	—	(53,236)
Currency translation adjustment	—	—	—	—	465	465
Other comprehensive loss	—	—	—	—	(493)	(493)
Balance, March 31, 2025	338,840,425	1,000,000	1,382,894	(963,979)	545	419,460
Exercise of stock options	855,851	—	762	—	—	762
Issuance of Common Stock for RSUs vested	1,265,096	—	—	—	—	—
Issuance of Common Stock for purchase under the ESPP	272,191	—	533	—	—	533
Stock-based compensation	—	—	12,031	—	—	12,031
Net loss	—	—	—	(59,007)	—	(59,007)
Currency translation adjustment	—	—	—	—	(647)	(647)
Other comprehensive loss	—	—	—	—	(225)	(225)
Balance, June 30, 2025	341,233,563	1,000,000	$1,396,220	$(1,022,986)	$(327)	$372,907

	Convertible Preferred Stock			Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Amount		Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2023	—	$—		218,046,219	1,000,000	$947,745	$(342,804)	$181	$605,122
Exercise of stock options	—	—		37,000	—	21	—	—	21
Stock-based compensation	—	—		—	—	5,041	—	—	5,041
Net loss	—	—		—	—	—	(14,792)	—	(14,792)
Other comprehensive loss	—	—		—	—	—	—	(1,350)	(1,350)
Balance, March 31, 2024	—	—		218,083,219	1,000,000	952,807	(357,596)	(1,169)	594,042
Issuance of Common Stock for AnHeart acquisition	—	—		27,646,255	—	89,297	—	—	89,297
Issuance of convertible preferred stock related to the AnHeart acquisition	851,202	274,938		—	—	—	—	—	—
Issuance of replacement awards related to the AnHeart acquisition	—	—		—	—	24,818	—	—	24,818
Issuance of Common Stock for purchase under the ESPP	—	—		93,723	—	108	—	—	108
Issuance of Common Stock for RSUs vested	—	—		40,342	—	—	—	—	—
Exercise of stock options	—	—		1,761,190	—	1,948	—	—	1,948
Stock-based compensation	—	—		—	—	9,569	—	—	9,569
Net loss	—	—		—	—	—	(462,492)	—	(462,492)
Currency translation adjustment		—	—	—	—		—	148	148
Other comprehensive loss	—	—		—	—	—	—	(245)	(245)
Balance, June 30, 2024	851,202	$274,938		247,624,729	1,000,000	$1,078,547	$(820,088)	$(1,266)	$257,193

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, In thousands)

For the Six Months Ended June 30,	2025	2024
Cash flows from operating activities:
Net loss	$(112,243)	$(477,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,885	14,610
Depreciation and amortization	666	302
Non-cash lease expense	335	(77)
Non-cash interest on revenue interest financing agreement	266	—
Amortization of debt issuance costs	18	—
Change in fair value of warrant liability	297	324
Amortization of premium on marketable securities	(2,809)	(5,244)
Realized (gain) loss on marketable securities	(2)	6
Net loss on disposal of fixed assets	34	—
Unrealized foreign currency transaction loss	(205)	—
Acquired in-process research and development	—	425,070
Change in operating assets and liabilities:
Accounts receivable	10,029	(117)
Prepaid expenses and other current assets	(986)	(1,732)
Inventory	(552)	—
Interest receivable on marketable securities	(414)	(192)
Intangible assets	(8,000)	—
Other non-current assets	145	(488)
Accounts payable	16,071	(2,791)
Contract liabilities	(4,505)	(1,391)
Accrued expenses	(8,835)	(4,022)
Net cash used in operating activities	(90,805)	(53,026)
Cash flow from investing activities:
Cash acquired from AnHeart acquisition	—	19,863
Transaction costs related to AnHeart acquisition	—	(7,343)
Purchases of marketable securities	(142,378)	(221,939)
Proceeds from sale of marketable securities	251,689	251,261
Purchases of property and equipment	(253)	(27)
Net cash provided by (used in) investing activities	109,058	41,815
Cash flow from financing activities:
Proceeds from borrowings, net of debt issuance costs and debt discounts	48,901	7,035
Proceeds from revenue interest financing agreement	150,000	—
Payments on borrowings	(700)	(6,322)
Payments on debt issuance costs	(6,607)	—
Proceeds from issuance of Common Stock under ESPP	533	108
Proceeds from exercises of options	1,844	1,948
Net cash provided by financing activities	193,971	2,769
Effect of foreign exchange rate changes on cash and cash equivalents	23	78
Net increase (decrease) in cash and cash equivalents	212,247	(8,364)
Cash and cash equivalents, beginning of the period	35,723	42,649
Cash and cash equivalents, end of the period	$247,970	$34,285
Non-cash operating activities:
Right-of-use asset recognized	$3,772	$—
Non-cash investing activities:
Issuance of Common Stock related to the AnHeart acquisition	$—	$89,297
Issuance of convertible preferred stock related to the AnHeart acquisition	$—	$274,938
Issuance of warrants related to the AnHeart acquisition	$—	$764
Issuance of replacement awards related to the AnHeart acquisition	$—	$24,818

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations

Nuvation Bio Inc. and subsidiaries (“Nuvation Bio”), a Delaware corporation, is a global commercial-stage oncology company focused on tackling some of the toughest challenges in cancer treatment by developing therapies that create a profound, positive impact on patients’ lives. Nuvation Bio was incorporated on March 20, 2018 (inception date) and has offices in New York, San Francisco, Beijing, Guangzhou, Hangzhou, Shanghai and Yantai.

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

c. Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024 and the cash flows for the six months ended June 30, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

e. Liquidity

As of June 30, 2025, the Company has an accumulated deficit of approximately $1,023.0 million and net cash used in operating activities was approximately $90.8 million for the six months ended June 30, 2025. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of June 30, 2025, the Company had cash, cash equivalents, and marketable securities of $607.7 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s commercialization efforts for IBTROZI, research and development activities, potential regulatory approval of its product candidates, and the level of financial resources available.

f. Significant Risks and Uncertainties

The Company’s operations are subject to a number of factors that can affect its operating results and financial condition. Such factors include, but are not limited to: the results of research and development, clinical testing and trial activities of the Company’s products, the Company’s ability to obtain and maintain regulatory approval to market its products, competition from products manufactured and sold or being developed by other companies, the price of and demand for, Company’s products, the Company’s ability to negotiate favorable licensing or other manufacturing and marketing agreements for its products, and the Company’s ability to raise capital.

Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and vendors and obtaining and protecting intellectual property.

g. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the year. Accordingly, actual results could differ from those estimates and those differences could be significant. Significant estimates and assumptions reflected in the accompanying consolidated financial statements include, but are not limited to, the fair value of in-process research and development acquired, warrant liabilities, leases, stock options granted, revenue recognition, interest expense and depreciation expense.

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

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of June 30, 2025, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

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

Concentration of customers

Below customers represent more than 10% of the Company's net revenue for the three and six months ended June 30, 2025 and 2024. The acquisition of AnHeart completed in the second quarter of 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	3,250	1,096	6,150	1,096

Below customer represents more than 10% of the Company's balances of accounts receivable as of June 30, 2025.

June 30, 2025
Customer A	1,177

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

p. Revenue Recognition

The Company applies ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") to account for its revenue transactions. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the five-step model. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. Accounts receivable represents amounts invoiced and revenues recognized prior to invoicing when the Company has satisfied its performance obligation and has the unconditional right to payment.

Product revenue, net

The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components: chargebacks, government rebates, commercial payer rebates, trade discounts and allowances, product returns, and co-payment assistance. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data. We review the adequacy of our provisions for sales deductions on a quarterly basis. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. The most significant items deducted from gross product sales where we exercise judgment are rebates, sales returns and chargebacks.

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

Royalties

For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). For the three and six months ended June 30, 2025, the Company has recognized $0.2 million and $0.5 million, respectively, sales-based royalty revenue resulting from the Company's collaboration agreements.

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

For a complete discussion of accounting for revenue, see Note 4, "Revenue Recognition."

r. Costs to Fulfill a Contract with a Customer

The Company has not capitalized any costs for the three and six months ended June 30, 2025 and 2024. The Company is required to capitalize costs incurred to fulfill customer contracts. These costs are required to be amortized to expense on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. Elements of the costs primarily include (i) payroll and other related costs of personnel related directly to the contract activities; (ii) costs related to pre-clinical testing and clinical trials such as payments to contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"), investigators, and clinical trial sites that conduct the contract activities; (iv) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility-related expenses; and (v) other research and development costs.

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

t. Interest-bearing loans and borrowings

The Company will indicate that the carrying amount of the liability for sale of future royalties is based on management's estimate of the future royalties to be paid over the life of the arrangement using an imputed rate of interest. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. If there are changes to the estimate, we recognize the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. Such costs are recognized under Interest expense in the Consolidated Statements of Operations and Comprehensive Loss and under Accrued expenses on the Consolidated Balance Sheets.

u. Leases

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

v. Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s operations are focused on oncology development activities. Substantially all revenues were derived from customers located in U.S., China and Japan. For the three months ended June 30, 2025, the revenues derived from customers located in U.S., China and Japan were $1.2 million, $3.4 million and $0.2 million, respectively.

Nuvation Bio's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes the Company’s strategic product development roadmaps and financial models as a key input to resource allocation. The CODM is regularly provided with actual, budgeted and forecasted expense information to make decisions on resource allocation and assess performance of the business and monitor budget versus actual results using income from operations.

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

w. Research and Development Costs

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

x. Stock-based Compensation

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

y. Income Taxes

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

z. Recent Accounting Pronouncements

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

The following table presents information about the Company’s marketable securities and the Warrant liability as of June 30, 2025 and December 31, 2024, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Consideration, Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Public Warrant pricing, the Company's own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

Debt

As of June 30, 2025, the estimated fair value of our debt approximated the carrying amount. The fair value of the debt was estimated for disclosure purposes only and was determined based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy.

Liability Related to Revenue Interest Financing Agreement

The Company will use the prospective method to account for changes in the effective interest rate arising from changes in the estimates of the revenue stream from the royalties and will update the effective interest rate on a quarterly basis. The Company will indicate that the carrying amount of the liability related to revenue interest financing agreement is based on management's estimate of the future royalties to be paid over the life of the arrangement using an imputed rate of interest, which are considered Level 3.

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$198,989	$198,989	$—	$—
	198,989	198,989	—	—
Marketable securities:
Certificate of deposits	1,964	—	1,964	—
Commercial paper	7,494	—	7,494	—
U.S. government and government agency securities	303,978	—	303,978	—
Corporate bonds	46,316	—	46,316	—
	359,752	—	359,752	—
Total financial assets:	$558,741	$198,989	$359,752	$—

Financial liabilities:
Warrants	$2,350	$2,299	$—	$51

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$11,549	$11,549	$—	$—
	11,549	11,549	—	—
Marketable securities:
Certificate of deposits	12,642	—	12,642	—
Commercial paper	18,227	—	18,227	—
U.S. government and government agency securities	355,170	—	355,170	—
Corporate bonds	80,930	—	80,930	—
	466,969	—	466,969	—
Total financial assets:	$478,518	$11,549	$466,969	$—

Financial liabilities:
Warrants	$2,053	$1,959	$—	$94

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

The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$198,989	$—	$—	$198,989
	198,989	—	—	198,989
Marketable securities:
Certificate of deposits	1,964	—	—	1,964
Commercial paper	7,491	3	—	7,494
U.S. government and government agency securities	304,738	210	(970)	303,978
Corporate bonds	46,241	123	(48)	46,316
	360,434	336	(1,018)	359,752
	$559,423	$336	$(1,018)	$558,741

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$11,549	$—	$—	$11,549
	11,549	—	—	11,549
Marketable securities:
Certificate of deposits	12,628	14	—	12,642
Commercial paper	18,200	27	—	18,227
U.S. government and government agency securities	355,214	436	(480)	355,170
Corporate bonds	80,891	119	(80)	80,930
	466,933	596	(560)	466,969
	$478,482	$596	$(560)	$478,518

For the three and six months ended June 30, 2025 and 2024, there were no unrealized gains or losses on equity securities. The activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$—	$1	$3	$1
Realized losses from sales of available-for-sale securities	(1)	(8)	(1)	(7)
Total (losses) gain on marketable securities	$(1)	$(7)	$2	$(6)

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$1,097	$—	$—	$—	$1,097	$—
Commercial paper	2,459	—	—	—	2,459	—
U.S. government and government agency securities	174,384	(970)	—	—	174,384	(970)
Corporate bonds	10,163	(48)	—	—	10,163	(48)
	$188,103	$(1,018)	$—	$—	$188,103	$(1,018)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$243	$—	$—	$—	$243	$—
U.S. government and government agency securities	111,021	(398)	45,099	(82)	156,120	(480)
Corporate bonds	20,659	(33)	9,911	(47)	30,570	(80)
	$131,923	$(431)	$55,010	$(129)	$186,933	$(560)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates and represent temporary impairments due to general market factors. The Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors during the three and six months ended June 30, 2025. As of June 30, 2025, the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

Maturity information based on fair value is as follows as of June 30, 2025:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$1,964	$—	$1,964
Commercial paper	7,494	—	7,494
U.S. government and government agency securities	222,711	81,267	303,978
Corporate bonds	32,587	13,729	46,316
	$264,756	$94,996	$359,752

4. Revenue Recognition

The Company revenues by geographic region, based on the patient’s location for the three and six months ended June 30, 2025 and 2024 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$1,238	$—	$1,238	$—
China	3,354	1,095	6,254	1,095
Japan	241	340	425	340
Total revenues	$4,833	$1,435	$7,917	$1,435

Net Product Revenue

Product revenue, net was approximately $1.2 million for the three months ended June 30, 2025 from the U.S. sales of IBTROZI. We began shipping IBTROZI to our U.S. customers in June 2025.

Collaboration and License Agreements Revenue

The Company enters into collaborative arrangements for the research and development, and commercialization of drug products and drug candidates. To date, these collaborative arrangements have included out-licensing of and options to out-license in-licensed compounds to other parties. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements, product supply and royalty payments.

In-Licensing Arrangements with Daiichi Sankyo Company Ltd. ("DS")

The Company has in-licensed the rights to develop, manufacture and commercialize multiple development stage drug candidates globally or in specific territories. The development milestone payments are recognized when the achievement of the associated milestone becomes probable and estimable and have been expensed before regulatory approval has been obtained. In December 2024, a $2 million development milestone payment has been capitalized as an intangible asset upon regulatory approval in China. We reached two milestones in 2024, and the resulting $6 million in development milestone payments owed was paid to DS in March 2025. In June 2025, an $8 million milestone payment to DS is owed upon regulatory approval in the U.S. This milestone payment has been capitalized as an intangible asset.

Out-Licensing Arrangements

The Company's revenue related to its out-licensing collaborative agreements consist of product revenue, upfront license fees, royalty revenue and research and development services revenue from its collaboration agreements with Innovent Biologics Co. Ltd. ("Innovent") and Nippon Kayaku Co., Ltd. ("NK") for taletrectinib (also known as "AB-106").

Collaboration and License Agreement with Innovent

In May 2021, AnHeart entered into an agreement with Innovent, granting Innovent a sub-licensable, royalty-bearing, exclusive right and license to commercialize AB-106 in the People's Republic of China and Taiwan (the "Innovent Territory"). AnHeart is responsible for funding ongoing clinical trials of AB-106, regulatory submissions after development with Innovent responsible for commercialization. Under the agreement, AnHeart received a non-refundable upfront cash payment, $12.0 million for achievement of certain regulatory approval milestones, and is eligible to receive up to $17.0 million upon achievement of additional regulatory milestones, up to $105.0 million upon achievement of commercial milestones, and tiered percentage royalties ranging from mid-teen to low-twenties on annual net sales of taletrectinib in the Innovent Territory subject to certain adjustments.

For the three and six months ended June 30, 2025, the Company recognized research and development service revenue of $2.2 million and $4.1 million, sales of products supply of $0.9 million and $1.7 million, and royalties of $0.2 million and $0.5 million, respectively, under the Innovent agreement. As of June 30, 2025, the accounts receivable of Innovent was $1.2 million.

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

The Company recognized research and development service revenue of $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2025. As of June 30, 2025, the accounts receivable of NK was $0.1 million.

Contract assets and contract liabilities

When the Company satisfies its performance obligations by providing services to a customer before the customer pays consideration and before payment is due, the Company recognizes its rights to consideration as a contract asset.

The Company did not recognize any contract assets as of June 30, 2025.

When a customer pays consideration before the Company provide services, the Company records its obligation as a contract liability. The Company expects to recognize all of this balance as revenue as research and development services are provided over the next 4 years.

The contract liabilities of the Company as of June 30, 2025 are listed in the table below.

June 30, 2025
(In thousands)
Research and development service revenue	22,184

The Company recognized $4.5 million of revenue for the six months ended June 30, 2025 that was included in the contract liability balance at December 31, 2024.

The balance of contract liabilities as of June 30, 2025 represents the transaction price allocated to the remaining performance obligations. The contract liability of $9.7 million is expected to be recognized within one year and the rest in the following five years.

The costs incurred to fulfill customer contracts were capitalized and amortized to cost of revenue on a systematic basis that is consistent with the transfer of research and development services to the customer to which the asset relates. For the three months ended June 30, 2025, $2.0 million of costs incurred to fulfill customer contracts were capitalized and expensed in the same period. There were no balances related to the costs incurred to fulfill customer contracts as of June 30, 2025.

5. Borrowings

In 2020, AnHeart entered into loan agreements with Bank of Hangzhou to obtain short-term borrowings to supplement its working capital. As of June 30, 2025, the outstanding balance net of repayments was $5.6 million. For the six months ended June 30, 2025, the Company has drawn down $5.6 million and repaid $5.6 million. The fixed interest rate of the outstanding borrowings was 3.50% per annum.

On April 4, 2023, AnHeart entered into a Loan and Security Agreement with Shanghai Pudong Development Bank in Silicon Valley for up to 40.0 million RMB or equivalent in optional currency USD term loans ("SSVB Loan"). The SSVB Loan consists of a short-term working capital loan of 20 million RMB, which matured on April 4, 2024, and a long-term loan of 20 million RMB, which matured on April 4, 2025, at which time all outstanding balances were due. Draws on the line of credit for the short-term loans are payable on the maturity date of the SSVB Loan. As of June 30, 2025, there was no outstanding line of credit balance. For the six months ended June 30, 2025, the Company repaid $0.7 million.

Loan Agreement

On March 3, 2025 (the “Closing Date”), the Company entered into a $100.0 million senior secured loan agreement (the “Loan Agreement”), with Sagard Holdings Manager LP (“Sagard”) as administrative agent, and the lenders party thereto. The $50.0 million tranche of the term loan was funded on June 25, 2025, following FDA’s approval of IBTROZI. The second tranche of $50 million of the term loan will be available at our option until June 30, 2026, because we have achieved first U.S. commercial sale of IBTROZI.

The senior secured loans under the Loan Agreement (the “Loans”) mature on September 30, 2030 and bear interest at a variable annual rate equal to the secured overnight financing rate (subject to a 4.00% floor) plus a margin of 6.00%, payable quarterly. The Company will be required to pay a funding fee equal to a low single-digit percentage of each tranche, upon, and subject to, funding of such tranche, and an exit fee equal to a nominal percentage of each tranche upon repayment of such tranche.

The Company may voluntarily prepay the Loans at any time subject to a prepayment premium which, until the second anniversary of the initial funding date, is equal to the amount of interest that would have been paid up to, but not including, the second anniversary of such date, plus 3.00% of the principal amount of the Loans being repaid. Thereafter, the prepayment premium equals 3.00% of the principal amount of the Loans being repaid and is reduced over time until the fourth anniversary date, after which no prepayment premium is required. The Company is required to make mandatory prepayments of the Loans with net cash proceeds from certain asset sales or insurance proceeds or condemnation awards, in each case, subject to certain exceptions and reinvestment rights.

The obligations of the Company under the Loan Agreement are guaranteed by certain of its existing subsidiaries and are required to be guaranteed by subsequently acquired or organized subsidiaries, subject to certain exceptions (collectively, the “Guarantors”). The obligations of the Company under the Loan Agreement and the related guarantees thereunder are secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a pledge of all of the equity interests of the Company’s and the Guarantors’ direct subsidiaries, and (ii) a perfected security interest in substantially all of the Company’s and the Guarantors’ tangible and intangible assets.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the Loan Agreement contains a financial covenant requiring that the Company maintain not less than $25 million of cash and certain cash equivalent investments. Failure of the Company to comply with the financial covenant will result in an event of default, subject to certain cure rights of the Company other than under certain specified circumstances.

The Loan Agreement contains events of default which are customary for financings of this type, in certain circumstances subject to customary cure periods. Following an event of default and any cure period, if applicable, Sagard will have the right upon notice to terminate any undrawn commitments and may accelerate all amounts outstanding under the Loan Agreement, in addition to other remedies available to it as a secured creditor of the Company.

Future Minimum Payments

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of June 30, 2025:

June 30, 2025
(In thousands)
2025 (remaining 6 months)	$2,637
2026	5,230
2027	5,230
2028	5,244
2029	5,230
Thereafter	54,162
Total	77,733
Less: imputed interest	(27,483)
Less: unamortized debt discount and issuance costs	(3,276)
Total loan agreement	$46,974

Revenue Interest Financing Agreement

On the Closing Date, the Company also entered into a Revenue Interest Financing Agreement (the “Financing Agreement”) with Sagard Healthcare Partners (Delaware) II LP (the “Investor”), pursuant to which the Investor paid the Company $150 million (the “Investment Amount”) on June 25, 2025, following the FDA’s approval of IBTROZI. In exchange for the Investment Amount, the Company has agreed to make tiered royalty payments to the Investor (the “Payments”) on U.S. net sales of IBTROZI equal to 5.5% of annual U.S. net sales up to $600 million and 3.0% of annual U.S. net sales between $600 million and $1 billion. The Company will retain all annual U.S. net sales above $1 billion. The obligation to make the Payments will cease upon the earliest occurrence of total Payments reaching 1.6 times of the Investment Amount by the calendar quarter ending on June 30, 2031, 1.75 times of the Investment Amount by the calendar quarter ending on June 30, 2034, or 2.0 times of the Investment Amount thereafter.

The Company is required to make a true up payment to the Investor to the extent the Investor has not received Payments equaling at least 100% of the Investment Amount by February 1, 2043 in an amount equal to any such shortfall.

The Company’s obligations under the Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions and subject to an intercreditor agreement with Sagard, by a perfected security interest in (i) accounts receivable arising from U.S. net sales of IBTROZI and (ii) intellectual property, product registrations and regulatory approvals related to commercialization of IBTROZI in the United States.

The Company has the right, but not the obligation (the “Call Option”), to buy out the Investor’s interest in the Payments at a repurchase price (the “Put/Call Price”) equal to (a) on or prior to the second anniversary of the Closing Date, an amount equal to 140% of the Investment Amount, less all Payments made to the applicable repurchase date, (b) after the second anniversary but on or prior to August 1, 2031, an amount equal to 160% of the Investment Amount, less all Payments made to the applicable repurchase date, (c) after August 1, 2031 but on or prior to August 1, 2034, an amount equal to 175% of the Investment Amount, less all Payments made to the applicable repurchase date, and (d) after August 1, 2034, an amount equal to 200% of the Investment Amount, less all Payments made to the applicable repurchase date.

The Financing Agreement contains customary representations and warranties and certain restrictions on the Company’s ability to incur indebtedness and grant liens on intellectual property, product registrations and regulatory approvals related to commercialization and development of taletrectinib in the United States. In addition, the Financing Agreement provides that if certain events (“Put Option Events”) occur, including certain bankruptcy events, non-payment of Payments, a change of control, expiration or termination of certain intellectual property rights or marketing authorization, an out-license or sale of all of the rights in and to taletrectinib in the United States and (subject to applicable cure periods) non-compliance with the covenants in the Financing Agreement, the Investor may require the Company to repurchase its interests in the Payments at the Put/Call Price.

The Financing Agreement will be accounted for as debt at the time the funding occurs and at amortized cost using the effective interest method. The Company will use the prospective method to account for changes in the effective interest rate arising from changes in the estimates of the revenue stream from the royalties.

The following table shows the activity within the liability related to the Finance Agreement during the three months ended June 30, 2025:

Liabilities Related to Finance Agreement
(in thousands)
Carrying value of liability related to Finance Agreement at June 25, 2025	$150,000
Issuance costs	(4,674)
Non-cash interest expense	266
Amortization of issuance costs	11
Carrying value of liability related to Finance Agreement at June 30, 2025	$145,603

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

Operating lease expense was $0.9 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. Expense related to variable leases was not significant for the three and six months ended June 30, 2025 and 2024. Operating cash flows for the six months ended June 30, 2025 and 2024 included $1.4 million and $1.1 million for operating leases, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of June 30, 2025.

June 30, 2025
(In thousands)
2025 (remaining 6 months)	$1,083
2026	2,131
2027	1,377
2028	1,216
2029	160
Total undiscounted lease payments	5,967
Less: imputed interest	(760)
Total operating lease liabilities	$5,207

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 8.91%. The Company's weighted average remaining lease term was 3.04 years as of June 30, 2025.

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

The following securities outstanding at June 30, 2025 and 2024 have been excluded from the calculation of weighted average shares outstanding:

	As of June 30,
	2025	2024
Warrants	8,681,182	8,681,182
Class A Common Stock options	77,654,180	52,692,948
Restricted stock units	129,257	2,161,352
Convertible preferred stock	—	85,120,200

8. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the six months ended June 30, 2025 and 2024, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2025	2024
Balance at beginning of period	$573	$181
Unrealized losses	(716)	(1,601)
Amount reclassified for realized gain on marketable securities	(2)	6
Currency translation adjustment	(182)	148
Balance at end of period	$(327)	$(1,266)

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

The stock-based compensation expense included in the Company’s condensed statement of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$5,151	$4,190	$8,562	$6,482
General and administrative	6,880	5,379	11,323	8,128
	$12,031	$9,569	$19,885	$14,610

The following table summarizes stock option activity under the 2019 Plan, 2021 Plan and assumed options in the AnHeart acquisition for the six months ended June 30, 2025.

Shares
Outstanding at December 31, 2024	57,729,709
Granted	24,304,015
Exercised	(2,808,239)
Forfeited or canceled	(1,571,305)
Outstanding at June 30, 2025	77,654,180
Exercisable at June 30, 2025	29,550,511

The weighted average exercise price of all outstanding options as of June 30, 2025 was $2.73 per share.

The following table summarizes the activity for the restricted stock units for the six months ended June 30, 2025.

Restricted Stock Units
Non-vested at December 31, 2024	1,420,131
Granted	—
Vested	(1,290,874)
Forfeited or canceled	—
Non-vested at June 30, 2025	129,257

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

Following the Acquisition of AnHeart, the Company issued 2,893,720 Consideration Warrants. The Consideration Warrants have terms identical to those of the Company’s outstanding Public Warrants.

At June 30, 2025, there were an aggregate of 8,681,182 warrants outstanding.

The Company concluded that the Consideration Warrants, Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 3). The change in fair value resulted in a loss of $0.3 million during the six months ended June 30, 2025.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended June 30, 2025.

The following table provides quantitative assumptions regarding Level 3 fair value measurements:

	June 30, 2025	December 31, 2024
Stock price	$1.95	$2.66
Strike price	$11.50	$11.50
Term (in years)	0.6	1.1
Volatility	183.5%	137.5%
Risk-free rate	4.2%	4.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding warrants (in thousands):

June 30, 2025
Public Warrants	$1,293
Private Placement Warrants	51
Forward Purchase Warrants	225
Consideration Warrants	781
Total	$2,350

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the six months ended June 30, 2025 (in thousands):

Six Months Ended
June 30, 2025
Beginning balance	$94
Change in fair value of Private Warrants liability recognized in earnings	(43)
Ending balance	$51

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

12. Subsequent Event

On July 30, 2025, Tim Patterson filed a derivative complaint (Tim Patterson, derivatively on behalf of Nuvation Bio, Inc. v. David Hung, et al. Index No. 654535/2025) (the “Action”) in the Supreme Court of the State of New York for the County of New York on behalf of Nuvation Bio against our seven current directors and one former director (the “Individual Defendants”). The Action asserts claims against the Individual Defendants for allegedly breaching their fiduciary duties to us by awarding our directors excessive compensation between 2021 and 2024 and seeks restitution from the Individual Defendants, changes to our director compensation policies and practices, and attorneys’ fees and other costs of suit. We and the Individual Defendants have not yet responded to the filing of the Action. Due to the inherent uncertainties of litigation, the Company cannot reasonably predict at this time the timing or outcomes of these matters or estimate the amount of losses, or range of losses, if any, or their effect, if any, on its condensed consolidated financial statements.

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

Overview

We are a global commercial-stage oncology company focused on tackling some of the toughest challenges in cancer treatment with the goal of developing therapies that create a profound, positive impact on patients’ lives. We were founded in 2018 by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016. We leverage our team’s extensive expertise in medicinal chemistry, preclinical development, drug development, business development, manufacturing, and commercialization to pursue oncology targets validated by strong clinical or preclinical data and develop novel small molecules that improve the activity and overcome the liabilities of currently marketed drugs.

We commercially launched IBTROZI in the U.S. in June 2025, following its approval by the U.S. Food and Drug Administration (“FDA”) on June 11, 2025 for the treatment of adult patients with locally advanced or metastatic ROS1-positive (“ROS1+”) non-small cell lung cancer (“NSCLC”). Taletrectinib has also been approved in China for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC who either have or have not previously been treated with ROS1 TKIs and is being commercialized in China by our partner Innovent Biologics (Suzhou) Co. Ltd. (“Innovent”) under the brand name DOVBLERON®. Taletrectinib has been granted Orphan Drug Designation by the U.S. FDA for the treatment of patients with ROS1+ NSCLC and other NSCLC indications, and was previously granted Breakthrough Therapy Designations by both the U.S. FDA and China’s National Medical Products Administration (“NMPA”) for the treatment of patients with locally advanced or metastatic ROS1+ NSCLC. In March 2025, our commercialization partner in Japan, Nippon Kayaku Co., Ltd., completed submission of a Marketing Authorization Application (“MAA”) for taletrectinib for advanced ROS1+ NSCLC to Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”).

Our clinical-stage pipeline includes differentiated, novel oncology product candidates that have been generated from our proprietary drug discovery and development programs or acquired through business development activities:

•
Taletrectinib continues to be evaluated for the treatment of patients with advanced ROS1+ NSCLC in two Phase 2 single-arm pivotal studies: TRUST-I in China, and TRUST-II, a global study.
•
Safusidenib is a novel, oral, potent, brain penetrant, targeted inhibitor of mutant isocitrate dehydrogenase 1 ("mIDH1"). We recently published an updated trial design of the randomized phase 2 study of safusidenib in diffuse IDH1-mutant glioma, which will now evaluate maintenance treatment with safusidenib against placebo in high grade IDH1-mutant glioma. Discussion with the FDA regarding registration-enabling trials of safusidenib are ongoing and we plan to provide additional updates in the second half of 2025.
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

Recent Developments

•
In April 2025, pooled data from our pivotal Phase 2 TRUST-I and TRUST-II studies of taletrectinib was published in the Journal of Clinical Oncology (Perol, et al., 2025).
•
In June 2025, the U.S. Food and Drug Administration has approved IBTROZI for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC.

•
In June 2025, taletrectinib (IBTROZI) was added as a Preferred Agent in the latest National Comprehensive Cancer Network Clinical Practice Guidelines ® ("NCCN Guidelines") in Oncology. Specifically, the NCCN Guidelines now include taletrectinib (IBTROZI) as a Preferred Agent for both first-line and subsequent therapy for ROS1+ NSCLC, including specific recommendations for those with brain metastases and resistance mutations.
•
In June 2025, under our non-dilutive financing agreements with Sagard Healthcare Partners, we received $150.0 million in royalty interest financing and $50.0 million in debt and have access to an additional $50.0 million in debt at the Company’s option until June 2026.

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

We have incurred net losses in each year since inception. As of June 30, 2025, we had an accumulated deficit of $1,023.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations as well as a charge related to the acquisition of an in-process research and development asset. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

On March 3, 2025, we announced the closing of a non-dilutive financing of up to $250.0 million from Sagard. The financing is comprised of a $150.0 million synthetic royalty financing and a $100.0 million senior secured term loan. The $150 million from the synthetic royalty financing and the first $50.0 million tranche of the term loan was funded on June 25, 2025 upon FDA’s approval of IBTROZI. The transaction will support the U.S. launch of IBTROZI and general corporate purposes.

Components of Results of Operations

Revenues

Prior to our commercialization of IBTROZI, substantially all of our revenues were generated from payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. To date, these collaborative arrangements have included out-licensing of and options to out-license in-licensed compounds to other parties. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements and royalty payments. Our revenue related to its out-licensing collaborative agreements consists of product revenue, upfront license fees, royalty revenue and research and development services revenue from its collaboration agreements.

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

Results of Operations for The Three and Six Months Ended June 30, 2025 and 2024

Revenues

Our revenues consist of product revenue, net and revenues related to our out-licensing collaborative and license agreements consists of upfront license fees, royalty revenue, products supply and research and development services revenue.

The following table summarizes total revenue recognized for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$1,238	$—	$1,238	$—
Collaboration and license agreements revenue	3,595	1,435	6,679	1,435
Total revenues	$4,833	$1,435	$7,917	$1,435

Product Revenue, Net

On June 11, 2025, we announced that the FDA approved IBTROZI for the treatment of adult patients with locally advanced or metastatic ROS1+ non-small cell lung cancer (“NSCLC”). To date, our only source of product revenue has been from the U.S. sales of IBTROZI. We began shipping IBTROZI to our U.S. customers in June 2025. Product revenue, net from U.S. sales of IBTROZI was approximately $1.2 million for the three months ended June 30, 2025.

Collaboration and License Agreements Revenue

Collaboration and license agreement increased by $2.2 million for the three months ended June 30, 2025 compared to 2024. The increase was primarily due to a $0.9 million increase in products supply, $0.2 million increase in royalty revenue and a $1.1 million increase in research and development service revenue under the collaboration agreement with Innovent.

Collaboration and license agreement increased by $5.2 million for the six months ended June 30, 2025 compared to 2024. The increase was primarily due to a $1.7 million increase in products supply, $0.5 million increase in royalty revenue and a $3.0 million increase in research and development service revenue under the collaboration agreement with Innovent.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
(In thousands)
Operating expenses:
Research and development	$27,362	$29,247	$(1,885)	$51,963	$42,089	$9,874
Acquired in-process research and development	—	425,070	(425,070)	—	425,070	(425,070)
Selling, general and administrative	38,484	16,156	22,328	73,877	23,513	50,364
Total operating expenses	$65,846	$470,473	$(404,627)	$125,840	$490,672	$(364,832)

Research and Development Expenses

Research and development expenses decreased by $1.9 million for the three months ended June 30, 2025 compared to 2024. The decrease was due to a $4.3 million decrease in third-party costs as the prior period included costs for the preparation of a New Drug Application (NDA) for taletrectinib for submission to the U.S. FDA and a $1.8 million decrease due to a shift of manufacturing activities toward commercial drug production, offset by a $3.2 million increase in salaries and other benefits driven by the increase in headcount and $1.0 million increase in stock compensation primarily related to one-time charge for the vesting of performance-based awards upon receiving U.S. FDA approval of taletrectinib.

Research and development expenses increased by $9.9 million for the six months ended June 30, 2025 compared to 2024. The increase was primarily due to a $10.0 million increase in salaries and other benefits driven by the increase in headcount and $2.1 million increase in stock compensation primarily related to one-time charge for the vesting of performance-based awards upon receiving U.S. FDA approval of taletrectinib, $0.1 million increase in amortization of assembled workforce, $1.1 million increase in third-party costs related to clinical trial expense for taletrectinib offset by $3.4 million decrease due to a shift of manufacturing activities toward commercial drug production.

Acquired In-process Research and Development Expenses

On April 9, 2024, as a result of the acquisition of AnHeart, we recorded a $425.1 million charge representing an acquired in-process research and development asset with no alternative future use in acquired in-process research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $22.3 million for the three months ended June 30, 2025, compared to 2024. The increase was due to a $10.9 million increase in sales and marketing expenses, a $10.3 million increase in personnel-related costs as a result of the increase in headcount, a $1.5 million increase in stock compensation primarily related to one-time charge for the vesting of performance-based awards upon receiving U.S. FDA approval of taletrectinib, a $0.9 million increase in other expenses as a result of systems built to prepare for the commercial launch of taletrectinib, and a $0.4 million increase in occupancy expenses offset by $0.6 million decrease in professional fees, a $0.5 million decrease in legal fees and a $0.6 million decrease in foreign currency impact.

Selling, general and administrative expenses increased by $50.4 million for the six months ended June 30, 2025, compared to 2024. The increase was due to a $19.3 million increase in personnel-related costs as a result of the increase in headcount, a $3.2 million increase in stock compensation primarily related to one-time charge for the vesting of performance-based awards upon receiving U.S. FDA approval of taletrectinib, $23.1 million increase in sales and marketing expenses, $2.8 million increase in other expenses as a result of systems built to prepare for the commercial launch of taletrectinib, $0.8 million increase in professional fees, a $0.9 million increase in occupancy expenses and a $0.6 million increase in legal fees offset by $0.3 million decrease in foreign currency impact.

Other Income (Expense), Net

The following table presents a breakdown of our other income (expense):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
(In thousands)
Other income (expense):
Interest income	$4,780	$7,144	$(2,364)	$10,101	$14,274	$(4,173)
Interest expense	(421)	(132)	(289)	(475)	(132)	(343)
Investment advisory fees	(182)	(247)	65	(385)	(512)	127
Change in fair value of warrant liability	454	1,135	(681)	(297)	(324)	27
Realized (loss) gain on marketable securities	(1)	(7)	6	2	(6)	8
Net loss on disposal of fixed assets	(34)	—	(34)	(34)	—	(34)
Other (expense) income	(14)	—	(14)	1,438	—	1,438
Total other income (expense), net	$4,582	$7,893	$(3,311)	$10,350	$13,300	$(2,950)

Other income (expense), net decreased by $3.3 million for the three months ended June 30, 2025 compared to 2024 primarily related to a decrease in interest income from investments of $2.4 million primarily due to lower treasury yield, a $0.7 million decrease in the change in fair value of warrant liability, a $0.3 million increase in interest expense offset by a $0.1 million decrease in investment advisory fees.

Other income (expense), net decreased by $3.0 million for the six months ended June 30, 2025 compared to 2024 primarily related to a decrease in interest income from investments of $4.2 million primarily due to lower treasury yield and a $0.3 million increase in interest expense offset by a $1.5 million increase in other income due to government subsidy income and a $0.1 million decrease in investment advisory fees.

Liquidity, Capital Resources and Plan of Operations

From inception through June 30, 2025, our operations have been financed primarily by the sale and issuance of Series A preferred stock and Common Stock, including through the Merger and the PIPE Investment. As of June 30, 2025, we had $607.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of $1,023.0 million.

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

On March 3, 2025, we announced the closing of a non-dilutive financing of up to $250.0 million from Sagard. The financing is comprised of a $150.0 million (the "Investment Amount") synthetic royalty financing agreement with Sagard Healthcare Partners (Delaware) II LP (the “RIF Agreement”) and a $100.0 million senior secured term loan with Sagard Holdings Manager LP (the “Loan Agreement”). The Investment Amount and a $50.0 million tranche of the term loan was funded on June 25, 2025, following FDA’s approval of IBTROZI. The second tranche of $50 million of the term loan will be available at our option until June 30, 2026, because we have achieved first U.S. commercial sale of IBTROZI.

Under the RIF Agreement, in exchange for the Investment Amount, we have agreed to make tiered royalty payments to Sagard on U.S. net sales of IBTROZI equal to 5.5% of annual U.S. net sales up to $600 million and 3.0% of annual U.S. net sales between $600 million and $1 billion. We will retain all annual U.S. net sales above $1 billion. Our obligation to make the royalty payments will cease upon the earliest occurrence of total royalty payments reaching 1.6 times of the Investment Amount by the calendar quarter ending on June 30, 2031, 1.75 times of the Investment Amount by the calendar quarter ending on June 30, 2034, or 2.0 times of the Investment Amount thereafter. To the extent we have not made royalty payments totaling at least 100% of the Investment Amount by February 1, 2043, we will be required to make a true up payment in an amount equal to such shortfall (the “True Up Payment”). In addition, if certain events occur, including certain bankruptcy events, non-payment of Payments, a change of control, expiration or termination of certain intellectual property rights or marketing authorization, an out-license or sale of all of the rights in and to IBTROZI in the United States and (subject to applicable cure periods) non-compliance with the covenants in the RIF Agreement, we may be required to repurchase the synthetical royalty financing at a repurchase price ranging from 1.4 to 2.0 times of the Investment Amount, depending on the time of such event, less all royalty payments we made by then under the Loan Agreement, the term loan will bear interest at the secured overnight financing rate ("SOFR") plus a margin of 6.00%, subject to a 4.00% SOFR floor. There are no scheduled amortization payments associated with the term loan, with all outstanding principal due at maturity. The transaction will support the U.S. commercial launch of IBTROZI and general corporate purposes.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

We expect to incur substantial expenses in the foreseeable future for the development and commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, commercialization, and internal research and development programs. However, in order to complete our current and future preclinical studies and clinical trials, and to complete the process of obtaining regulatory approval for our product candidates, as well as to commercialize our product candidates, we may require substantial additional funding in the future.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash used in operating activities	$(90,805)	$(53,026)
Cash provided by investing activities	109,058	41,815
Cash provided by financing activities	193,971	2,769
Effect of foreign exchange rate changes on cash and cash equivalents	23	78
Net increase (decrease) in cash and cash equivalents	$212,247	$(8,364)

Operating Activities

In 2025, cash used in operating activities of $90.8 million was attributable to a net loss of $112.2 million offset by a net change of $2.9 million in our net operating assets and liabilities and non-cash charges of $18.5 million. The change in operating assets and liabilities was primarily due to a $10.0 million decrease in accounts receivable, $16.1 million increase in accounts payable, $8.0 million increase in intangible assets, $0.1 million decrease in other non-current assets, $8.8 million decrease in accrued expenses, $4.5 million decrease in contract liabilities, $1.0 million increase in prepaid expenses and other current assets, $0.6 million increase in inventory and $0.4 million increase in interest receivable on marketable securities. The non-cash charges consisted primarily of stock-based compensation of $19.9 million, changes in fair value of warrant liability of $0.3 million, $0.7 million of depreciation and amortization, $0.3 million of lease expense, $0.3 million in interest expense offset by amortization of premium on marketable securities of $2.8 million and $0.2 million of foreign currency transaction gain.

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

Investing Activities

In 2025, cash provided by investing activities of $109.1 million was related to the $251.7 million of proceeds from the sale of marketable securities offset by purchase of marketable securities of $142.4 million and $0.2 million purchase of property and equipment.

In 2024, cash provided by investing activities of $41.8 million was related to the $251.3 million of proceeds from the sale of marketable securities, $19.8 cash acquired from the acquisition of AnHeart, offset by purchase of marketable securities of $221.9 million and $7.4 million of transaction costs related to the acquisition of AnHeart.

Financing Activities

In 2025, cash provided by financing activities of $194.0 million was related to the $150.0 million proceeds from the RIF Agreement, $48.9 million proceeds from the Loan Agreement, $1.9 million proceeds from exercise of options and $0.5 million of proceeds from issuance of Common Stock under the Employee Stock Purchase Plan offset by $6.6 million payment of debt issuance costs and $0.7 million of debt repayments.

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

Product revenue, net

The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components: chargebacks, government rebates, commercial payer rebates, trade discounts and allowances, product returns, and co-payment assistance. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data. We review the adequacy of our provisions for sales deductions on a quarterly basis. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. The most significant items deducted from gross product sales where we exercise judgment are rebates, sales returns and chargebacks.

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

Royalties

For sales-based royalties, including milestone payments based on the level of sales, we determine whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, we recognize revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). For the three and six months ended June 30, 2025, the Company has recognized $0.2 million and $0.5 million, respectively, sales-based royalty revenue resulting from the Company's collaboration agreements.

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

Interest-bearing loans and borrowings

The Company will indicate that the carrying amount of the liability for sale of future royalties is based on management's estimate of the future royalties to be paid over the life of the arrangement using an imputed rate of interest. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. If there are changes to the estimate, we recognize the impact to the liability’s amortization schedule and the related non-cash interest expense prospectively. Such costs are recognized under Interest expense in the Consolidated Statements of Operations and Comprehensive Loss and under Accrued expenses on the Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the three months ended June 30, 2025 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $607.7 million as of June 30, 2025, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 30, 2025, Tim Patterson filed a derivative complaint (Tim Patterson, derivatively on behalf of Nuvation Bio, Inc. v. David Hung, et al. Index No. 654535/2025) (the “Action”) in the Supreme Court of the State of New York for the County of New York on behalf of Nuvation Bio against our seven current directors and one former director (the “Individual Defendants”). The Action asserts claims against the Individual Defendants for allegedly breaching their fiduciary duties to us by awarding our directors excessive compensation between 2021 and 2024 and seeks restitution from the Individual Defendants, changes to our director compensation policies and practices, and attorneys’ fees and other costs of suit. We and the Individual Defendants have not yet responded to the filing of the Action.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the section below. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described below as part of your evaluation of an investment in our securities:

•
Our near-term prospects are significantly dependent on the commercialization of IBTROZI. If we are unable to successfully commercialize IBTROZI, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.
•
The successful commercialization of IBTROZI and our other product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies. Failure to obtain or maintain adequate coverage and reimbursement for IBTROZI or our other product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.
•
IBTROZI may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. The market opportunity for IBTROZI could also be smaller than we believe.
•
If competitors develop products, product candidates or technologies that are superior to or more cost-effective than IBTROZI, it would significantly impact the development and commercial viability of IBTROZI, which would severely and adversely affect our financial results, business and business prospects, and the future of IBTROZI, and might cause us to cease operations.
•
We rely on a select network of third-party distributors, specialty pharmacies and other vendors to distribute IBTROZI in the U.S., and any failure by such distributors, specialty pharmacies and vendors could adversely affect our revenues, financial condition, or results of operations.
•
If we or others later discover that IBTROZI or any of our future approved product candidates is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market such drug could be compromised.
•
Our regulatory approval for IBTROZI in the U.S. for advanced ROS1+ NSCLC is subject to post-marketing requirements and commitments, and we may be subject to penalties or product withdrawal if we fail to comply with these regulatory requirements and commitments, or if we experience unanticipated problems with IBTROZI. If we are unable to maintain regulatory approval for IBTROZI, our business and business prospects would be severely affected.
•
If we do not obtain regulatory approval for and successfully commercialize additional product candidates or we experience significant delays in doing so, we may incur significant loses.
•
Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors and customers will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, health information privacy and security laws and other healthcare laws and regulations including comparable foreign healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
•
We do not have our own manufacturing capabilities and failure by us to maintain a manufacturing supply chain to appropriately and adequately supply IBTROZI for commercial and future clinical uses would adversely affect our ability to commercialize IBTROZI and/or result in a further delay in or cessation of clinical trials, and our business and business prospects could be severely harmed. This is also the case for our future product candidates.
•
We will need substantial funding to pursue our business objectives. If we are unable to to raise capital if and when needed or on favorable terms, or receive significant revenues from the sales of our products, we could be forced to delay, reduce or terminate our product development, other operations or commercialization efforts.
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
•
Our approach to the discovery and development of product candidates based on our Drug-Drug Conjugate platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.
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
•
We may become involved in lawsuits to protect or enforce our patents or other intellectual property or defend ourselves against third party that would claim we infringe their intellectual property rights, which could be expensive, time-consuming and unsuccessful. Issued patents covering our technology and product candidates could be found invalid or unenforceable if challenged.
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

Risks Related to Commercialization of IBTROZI

Our near-term prospects are significantly dependent on the commercialization of IBTROZI. If we are unable to successfully commercialize IBTROZI, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.

In June 2025, we received FDA approval to commercialize IBTROZI in the U.S. for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC, and we initiated a commercial launch of IBTROZI in the U.S. in that indication. IBTROZI is our only product approved for marketing by the FDA, and our ability to generate revenue from product sales and achieve profitability is mostly dependent on our ability to successfully commercialize IBTROZI in the U.S. We may not be able to successfully commercialize IBTROZI for a number of reasons, including:

•
we may not be able to establish or demonstrate in the medical community the safety and efficacy of IBTROZI and its potential advantages over existing treatments;
•
physicians may be reluctant to prescribe IBTROZI until longer-term efficacy and safety data exists;

•
the length of time that patients who are prescribed IBTROZI remain on treatment may be shorter than we anticipate;
•
our limited historical experience in marketing, selling and distributing IBTROZI;
•
our ability to access or reach prescribers;
•
the reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;
•
our ability to influence testing and appropriate patient identification processes within accounts;
•
the relative price of IBTROZI as compared to alternative treatment options;
•
the relatively low incidence and prevalence of patients in IBTROZI’s approved indication, including the reliability of our market and sales estimates;
•
future competitive or other market factors that may adversely affect the commercial potential of IBTROZI;
•
we may not be able to obtain and maintain regulatory approvals for taletrectinib in any other jurisdictions or for any other indications;
•
changed or increased regulatory restrictions;
•
changes to the label for IBTROZI that could restrict how we market and sell IBTROZI, including adverse events observed in ongoing and future studies of taletrectinib such as TRUST-I and TRUST-II;
•
the capabilities of third-party manufacturers may adversely affect the success of our commercialization of IBTROZI; and
•
we may not be able to maintain adequate commercial supplies of IBTROZI to meet demand.

Moreover, successful commercialization of IBTROZI may not generate sufficient revenue from product sales, and we may not become profitable in the near term, or at all. If we are unable to successfully commercialize IBTROZI, our ability to generate meaningful revenue from product sales and achieve profitability will be materially and adversely affected, which in turn would severely and adversely affect our financial results, business and business prospects.

We have limited experience as a commercial company and our sales, marketing, and distribution of IBTROZI may be unsuccessful or less successful than anticipated.

As a company, we have limited experience in selling and marketing or commercializing an approved drug product in the U.S., and no such experience outside of the U.S. The success of our U.S. commercialization efforts is subject to, among other things, managing our internal sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the management of such capabilities. For example, our commercial launch of IBTROZI in the U.S. may not continue as planned or anticipated, which may require us to, among others, adjust or amend our commercialization plan and incur significant expenses. If we are unsuccessful in accomplishing our objectives or if our commercialization efforts do not continue as planned, we may not be able to successfully commercialize IBTROZI, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry, any of which would severely and adversely affect our financial results, business and business prospects.

Given our limited experience in marketing and selling IBTROZI in the U.S., our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize IBTROZI. As such, we may be required to hire substantially more sales representatives and medical support liaisons to adequately support the commercialization of IBTROZI, or we may incur excess costs as a result of hiring more sales representatives and medical support liaisons than necessary.

If the market opportunities for IBTROZI are smaller than we believe, our revenue may be adversely affected, and our business may suffer.

We are commercializing IBTROZI in advanced ROS1+ NSCLC, and the addressable patient population in advanced ROS1+ NSCLC is based on our estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new information from us or others may change the estimated incidence or prevalence of patients with advanced ROS1+ NSCLC. We may be unable to successfully identify patients and achieve a significant market share in IBTROZI’s approved indication.

Our market opportunity may also be limited by the pricing, reimbursement and access we are able to achieve for IBTROZI, the quality and expiration of our intellectual property rights and regulatory exclusivity, duration of IBTROZI treatment in advanced ROS1+ NSCLC and future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, the market opportunities for IBTROZI that we or any potential future collaborative partners develop could be significantly diminished, which would have a material adverse impact on our business and business prospects, and would adversely affect our ability to achieve profitability.

IBTROZI may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If IBTROZI does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may never become profitable. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. The degree of market acceptance of IBTROZI will depend on a number of factors, including:

•
the ability of IBTROZI to treat advanced ROS1+ NSCLC, as compared with other available drugs, treatments or therapies;
•
the prevalence and severity of any adverse side effects associated with our product candidates;
•
the label and promotional claims allowed by the FDA for IBTROZI and any limitations or warnings about the prevalence or severity of any side effects;
•
limitations or warnings contained in the labeling approved for our product candidates by the FDA or comparable foreign regulatory authorities;
•
availability of alternative treatments;
•
the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the effectiveness of sales, marketing and distribution support for IBTROZI;
•
the ability of the third-party distributors and specialty pharmacies we contract with to process prescriptions and dispense IBTROZI and the processes required to place orders with such distributors and specialty pharmacies;
•
the pricing and cost effectiveness of IBTROZI, both in absolute terms and relative to alternative treatments;
•
the extent to which IBTROZI is approved for inclusion on formularies in hospitals and managed care organizations;
•
our ability to obtain sufficient third-party coverage and adequate reimbursement; and
•
the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including governmental authorities.

The successful commercialization of IBTROZI and our other product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies. Failure to obtain or maintain adequate coverage and reimbursement for IBTROZI or our other product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid in the U.S., comparable foreign healthcare programs, private health insurers and other third-party payors are essential for most patients to be able to afford products such IBTROZI. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize IBTROZI and our product candidates, if approved, and, if desired, attract collaboration partners to invest in the development of our product candidates. Coverage under certain government programs, such as Medicare, Medicaid, the 340B drug pricing program and TRICARE, or comparable foreign healthcare programs, may not be available for IBTROZI and certain of our product candidates, if approved. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., the European Union, China or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Taletrectinib is also approved in China for the treatment of advanced ROS1+ NSCLC and sold under the brand name DOVBLREON. In China, the Ministry of Human Resources and Social Security of China or provincial or local human resources and social security authorities, together with other government authorities, review the inclusion or removal of drugs from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (“NRDL”), or provincial or local medical insurance catalogues for the National Medical Insurance Program regularly, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. There can be no assurance that taletrectinib or any of our product candidates, if approved, will be included in the NRDL. Products included in the NRDL have been typically generic and essential drugs. Innovative drugs similar to taletrectinib have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years. Obtaining and maintaining reimbursement status is time-consuming and costly. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

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

We rely on a select network of third-party distributors, specialty pharmacies and other vendors to distribute IBTROZI in the U.S., and any failure by such distributors, specialty pharmacies and vendors could adversely affect our revenues, financial condition, or results of operations.

We rely on a select network of third-party distributors, specialty pharmacies and other vendors to distribute IBTROZI in the U.S., and the financial failure of any of these parties could adversely affect our revenues, financial condition or results of operations. We rely on such distributors and specialty pharmacies to effectively distribute IBTROZI in a timely manner, provide certain patient support services, manage prescription intake, collect accurate patient and inventory data and collect payments from payors. While we have entered into agreements with each of these parties, they may not perform as agreed, our strategic priorities may change or they may terminate their agreements with us. Further, an inability by our distributors or specialty pharmacies to meet our patients’ needs may lead to reputational harm or patient loss. In the event that such network fails to properly meet our or our patients’ needs, we may need to partner with other distributors, specialty pharmacies or vendors to replace or supplement our current network and there is no guarantee that we will be able to do so on commercially reasonable terms or at all.

If competitors develop products, product candidates or technologies that are superior to or more cost-effective than IBTROZI, it would significantly impact the development and commercial viability of IBTROZI, which would severely and adversely affect our financial results, business and business prospects, and the future of IBTROZI, and might cause us to cease operations.

The pharmaceutical and biotechnology industries are characterized by intense and dynamic competition with rapidly advancing technologies and a strong emphasis on proprietary products. IBTROZI competes with other products and therapies that currently exist, are being developed or will in the future be developed, some of which we may not currently be aware of.

Competitors may develop more commercially desirable or affordable products than IBTROZI. Competitors have developed, or are in the process of developing, technologies that are, or in the future may be, competitive to IBTROZI. Some of these products may have an entirely different approach or means of accomplishing therapeutic effects similar or superior to those that may be demonstrated by IBTROZI. Competitors may develop products that are safer, more effective, or less costly than IBTROZI, or more convenient to administer to patients and, therefore, present a serious competitive threat to IBTROZI. In addition, competitors may price their products below what we may determine to be an acceptable price for IBTROZI, may receive better third-party payor coverage and/or reimbursement, or may be more cost-effective than IBTROZI. Such competitive products or activities by competitors may render IBTROZI obsolete, which may cause us to cease any further development or future commercialization of IBTROZI, which would severely and adversely affect our financial results, business and business prospects, and the future of IBTROZI.

If we are unable to enter into agreements with third parties to sell and market taletrectinib in jurisdictions outside of the U.S. or our partnered territories, we will be unable to successfully commercialize taletrectinib if and when it is approved in such jurisdictions.

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

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•
our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•
the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future product candidates;
•
the lack of complementary products offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Failure by us to maintain a manufacturing supply chain to appropriately and adequately supply IBTROZI for commercial and future clinical uses would adversely affect our ability to commercialize IBTROZI and/or result in a further delay in or cessation of clinical trials, and our business and business prospects could be severely harmed.

The manufacture of IBTROZI must comply with applicable regulatory standards for commercial uses and current and potential future clinical trials. The process of manufacturing IBTROZI is complex and subject to several risks, including:

•
the ability to consistently manufacture sufficient yields with acceptable quality control and quality assurance to meet market demand for our commercialization of IBTROZI, as well as the needs for continuing clinical trials;
•
our ability to maintain existing commercial supply agreements and to establish additional or alternative supply agreements if necessary, including our ability to successfully transfer manufacturing technology and attain regulatory approval at any such additional or alternative suppliers;

•
reliance on third-party manufacturers and suppliers, whose efforts we do not control;
•
supply chain issues, including the timely availability of product raw materials, drug substance, and drug product and other supplies, any of which may be impacted by a number of factors, including the effects of macroeconomic or other global conditions;
•
shortage of qualified personnel at any of our third-party suppliers; and
•
regulatory acceptance and continued compliance with regulatory requirements, which vary in each country.

As a result of these and other risks, we may be unable to maintain a manufacturing infrastructure and supply chain capable of providing IBTROZI for clinical and commercial use, which would delay or adversely affect our IBTROZI commercialization efforts; result in lost sales; delay or result in a cessation of our current or potential future clinical trials; delay or preclude potential future regulatory approvals of IBTROZI in other jurisdictions or indications; and could cause financial and reputational harm.

Risks Related to the Regulatory Approval of IBTROZI

We may be unable to maintain regulatory approval for IBTROZI in the U.S. or other jurisdictions, which would severely and adversely affect our business and business prospects.

IBTROZI has been approved in the U.S. and in China (sold under the brand name DOVBLREON) for the treatment of advanced ROS1+ NSCLC. Approved products are subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (“cGMP”), regulations and GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Moreover, if there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include:

•
issuing warnings or untitled letters;
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

If any of these events occur, our ability to sell our approved products may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could harm our business, financial condition, results of operations and prospects.

Our regulatory approvals for taletrectinib in the U.S. and China for advanced ROS1+ NSCLC are subject to certain post-marketing requirements and/or commitments, and we may be subject to penalties or product withdrawal if we fail to comply with these regulatory requirements and commitments or if we experience unanticipated problems with taletrectinib.

Our regulatory approval for IBTROZI in the U.S. in advanced ROS1+ NSCLC is subject to post-marketing requirements and commitments, including:

•
a pediatric study;
•
a multicenter trial to further characterize known serious risks by evaluating taletrectinib 400 mg daily taken with standard meals, in patients with advanced or metastatic ROS1+ NSCLC;
•
a hepatic impairment clinical trial to determine a safe and appropriate dosage of taletrectinib in patients with moderate and severe hepatic impairment;
•
clinical drug interaction studies to evaluate the effect of taletrectinib on pharmacokinetics of certain sensitive CYP and transport substrates;
•
a clinical trial to evaluate and inform on instructions for taking taletrectinib with H2-receptor antagonists;
•
complete TRUST-I and TRUST-II studies, including updated duration of response; and
•
an analytical and clinical validation study to support the development of a companion diagnostic.

Our regulatory approval for taletrectinib in China (sold under the brand name DOVBLERON) in advanced ROS1+ NSCLC is subject to a post-marketing requirement to establish the clinical benefit of the drug in a confirmatory clinical trial.

Failure to comply with these post-marketing requirements and commitments or any other regulatory requirements, or later discovery of previously unknown problems with taletrectinib, or our manufacturers, or manufacturing processes for taletrectinib, may result in actions that could severely and adversely affect our business, such as:

•
restrictions on taletrectinib manufacturing, distribution or use;
•
restrictions on labeling or marketing;
•
additional post-marketing requirements or commitments; warning letters, withdrawal of taletrectinib from the market;
•
product recalls;
•
suspension or termination of ongoing clinical trials of taletrectinib in other indications;
•
significant civil, criminal and administrative penalties, including fines, restitutions or disgorgement of profits or revenues;
•
refusal to permit the import or export of taletrectinib;
•
product seizure or detentions; injunctions or the imposition of civil or criminal penalties; and
•
adverse publicity.

If we or others later discover that IBTROZI or any of our future approved product candidates is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market such approved drug could be compromised.

Clinical trials of our product candidates are conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If we, or others, discover that IBTROZI or any of our future approved product candidates are less effective than previously believed, or cause undesirable side effects, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of IBTROZI or any of our future approved product candidates, and could harm our business, financial condition, results of operations and prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We are unable to predict if or when we will generate significant revenue or profits.

We are incurring and have incurred net losses every year since our operations began in 2018. Losses have resulted principally from costs incurred in connection with our research and development activities, and from general and administrative costs associated with our operations. Although we have recently begun to commercialize IBTROZI, our revenue and profit potential is unproven and our very limited operating history as a commercial company makes our future operating results difficult to predict. If we do not generate significant revenue from commercial sales of IBTROZI, or if we experience unforeseen events or choose to make other investments in our business, we may continue to experience negative cash flow as we fund our operations and clinical development activities and research programs, and continue with the commercialization of IBTROZI. We will need to generate significant revenues to achieve consistent future profitability, and we may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

Our clinical-stage product candidates as well as our other pipeline assets will require significant further investment and regulatory approvals prior to commercialization. Our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, build out of additional commercial infrastructure, substantial investment and significant marketing efforts, before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our clinical-stage product candidates, including safusidenib, which is in a Phase 2 study, and NUV-1511, which is in a Phase 1 study. We anticipate incurring significant costs associated with launching and commercializing our current and future product candidates, including as a result of payment obligations under the Taletrectinib In-License Agreement, the Safusidenib In-License Agreement, our revenue interest financing agreement with Sagard Healthcare Partners (Delaware) II LP (the “RIF Agreement”), and our credit agreement and guaranty with Sagard Holdings Manager LP (the “Loan Agreement”). Furthermore, if the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products. Our revenues will also depend, in part, upon our current collaborators’ and future collaborators’ ability to obtain regulatory approval and successfully commercialize our product candidates in their respective territories. We would continue to bear the risk that the FDA or similar foreign regulatory authorities such as the European Medicines Agency (“EMA”), the U.K. Medicines & Healthcare Products Regulatory Agency (“MHRA”) or the National Medical Product Administration of China (“NMPA”), could revoke approval, or that safety, efficacy, manufacturing or supply issues could arise that negatively impact product sales.

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

We will need substantial funding to pursue our business objectives. If we are unable to receive significant revenues from the sales of our product or if we are unable to raise capital if and when needed or on favorable terms, we could be forced to delay, reduce or terminate our product development, other operations or commercialization efforts.

Successful drug development and commercialization requires significant amounts of capital. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned commercialization efforts for IBTROZI, and our development and regulatory approval efforts with respect to our current and future product candidates. Our expenses could increase beyond our current expectations if the FDA, or comparable foreign regulatory authorities, require us to perform clinical trials and other studies in addition to those that we currently anticipate. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce or terminate our research and development programs or commercialization efforts.

As of June 30, 2025, we had $607.7 million in cash and investments, and an accumulated deficit of $1,023.0 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

•
the level of demand for IBTROZI;
•
the extent to which coverage and reimbursement for IBTROZI is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;
•
changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;
•
increases in the scope of eligibility for customers to purchase IBTROZI at the discounted government price or to obtain government-mandated rebates on purchases of IBTROZI;
•
changes in our cost of sales;
•
the timing, cost and level of investment in our sales and marketing efforts to support IBTROZI sales;
•
the timing and level of royalty payments under the RIF Agreement and Loan Agreement with Sagard;
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

We will require additional revenues or capital to complete our planned clinical development programs for our clinical stage product candidates as well as our preclinical product candidates to obtain regulatory approval. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates, if approved.

In addition, we cannot guarantee that future financing will be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and our issuance of additional securities, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our Common Stock to decline. If we are unable to obtain funding on a timely basis on acceptable terms, we may be required to delay, reduce or terminate one or more of our research and development programs or the commercialization of IBTROZI or any of our other product candidates if approved. This could harm our business and could potentially cause us to cease operations.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, which could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs, including compliance costs. Legislation referred to as the One Big Beautiful Bill Act (the “OBBBA”) enacted in 2025, the Inflation Reduction Act enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”) made many significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under the Tax Act to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We are evaluating the potential impacts this and other changes under the OBBBA may have on our business. Future guidance from the Internal Revenue Service and other tax authorities with respect to any such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

On March 3, 2025, the Company announced the closing of a non-dilutive financing of up to $250.0 million from entities affiliated with Sagard Healthcare Partners (collectively, “Sagard”). The financing is comprised of a $150.0 million (the “Investment Amount”) synthetic royalty financing under the RIF Agreement and a $100.0 million senior secured term loan under the Loan Agreement. The Investment Amount and the first $50.0 million tranche of the term loan was funded on June 25, 2025, following FDA’s approval of IBTROZI. The second $50 million tranche of the term loan will be available at our option until June 30, 2026, because we have achieved first U.S. commercial sale of IBTROZI.

Under the RIF Agreement, in exchange for the Investment Amount, we have agreed to make tiered royalty payments to Sagard on U.S. net sales of IBTROZI equal to 5.5% of annual U.S. net sales up to $600 million and 3.0% of annual U.S. net sales between $600 million and $1 billion. We will retain all annual U.S. net sales above $1 billion. Our obligation to make the royalty payments will cease upon the earliest occurrence of total royalty payments reaching 1.6 times of the Investment Amount by the calendar quarter ending on June 30, 2031, 1.75 times of the Investment Amount by the calendar quarter ending on June 30, 2034, or 2.0 times of the Investment Amount thereafter. To the extent we have not made royalty payments totaling at least 1.0 time of the Investment Amount by February 1, 2043, we will be required to make a true up payment in an amount equal to such shortfall (the “True Up Payment”). In addition, if certain events occur, including certain bankruptcy events, non-payment of Payments, a change of control, expiration or termination of certain intellectual property rights or marketing authorization, an out-license or sale of all of the rights in and to IBTROZI in the United States and (subject to applicable cure periods) non-compliance with the covenants in the RIF Agreement, we may be required to repurchase the synthetical royalty financing at a repurchase price ranging from 1.4 to 2.0 times of the Investment Amount, depending on the time of such event, less all royalty payments we made by then (the “Put/Call Payment”).

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

All obligations under the Loan Agreement are secured by substantially all of our assets, including our intellectual property, and all obligations under the RIF Agreement are secured by accounts receivable arising from U.S. net sales of IBTROZI and intellectual property, product registrations and regulatory approvals related to commercialization and development of IBTROZI in the United States. Further, the terms of the Loan Agreement and the RIF Agreement place restrictions on our operating and financial flexibility, and limit or prohibit our ability to dispose of certain assets and engage in other significant transactions. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. If we draw down any of the tranches under the Loan Agreement, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity.

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
•
withdrawal of FDA’s authorization of IBTROZI and certain other regulatory actions;
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

In addition, under the RIF Agreement, if certain events occur, including certain bankruptcy events, non-payment of Payments, a change of control, expiration or termination of certain intellectual property rights or marketing authorization, an out-license or sale of all of the rights in and to IBTROZI in the United States and (subject to applicable cure periods) non-compliance with the covenants in the RIF Agreement, we may be required to repurchase the synthetical royalty financing at a repurchase price ranging from 1.4 to 2.0 times of the Investment Amount, depending on the time of such event, less all royalty payments we made by then.

Under such circumstances, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our IBTROZI commercialization efforts, our research and development efforts, or grant to others rights to develop and market IBTROZI. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

Risks Related to the Development of our Product Candidates

If we do not obtain regulatory approval for and successfully commercialize additional product candidates or we experience significant delays in doing so, we may incur significant losses.

Our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of one or more of our current or future product candidates, such as safusidenib, NUV-1511 or NUV-868. We cannot be certain that any of these or any other product candidates will receive regulatory approval or will be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of product candidates is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. The FDA and similar foreign regulatory authorities may not agree that the clinical data demonstrates safety and efficacy of our product candidates.

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

Many of these factors are beyond our control, including the time needed to adequately complete preclinical studies, clinical testing and the regulatory submission process, our ability to obtain and protect intellectual property rights and changes in the competitive landscape. It is possible that none of our current or future product candidates will ever obtain regulatory approval, even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully complete clinical trials, obtain regulatory approval or, if approved, commercialize our product candidates, which would materially harm our business, financial condition, results of operations and prospects.

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

A key part of our development strategy for taletrectinib, safusidenib, and any of our other product candidates that are targeted therapies, is to identify subsets of patients with specific types of tumors that express specific genetic markers. Identification of these patients may require the development and use of companion diagnostics. The FDA generally will require either approval or clearance of the diagnostic at the same time the FDA approves the therapeutic product, or as a post-marketing commitment at the time of the therapeutic product's approval. For example, IBTROZI’s approval in the U.S. is subject to a post-marketing commitment to develop a companion diagnostic. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. A companion diagnostic for ROS-1 positive NSCLC will require the conduct of a clinical bridging study with high sample ascertainment, as the TRUST-I and TRUST-II trials were conducted using multiple investigational devices.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop therapies for the treatment of cancer. There are other companies working to develop therapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We are developing our initial product candidates for the treatment of cancer. There are already a variety of available drug therapies marketed for cancer and some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of replacing existing therapies with our product candidates.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. The current and future use of product candidates by us in clinical trials, and the sale of IBTRIOZI and any other approved products in the future, may expose us to liability claims. These claims might be made by patients who use the product, healthcare providers, pharmaceutical companies or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend or settle, and could compromise the market acceptance of our product candidates or any prospects for commercialization of IBTROZI or our product candidates, if approved. For more information regarding the risks associated with intellectual property-related litigation, see “Risk Factors—Risks Related to Our Intellectual Property.”

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

In addition, our CMOs are or may be engaged with other companies to supply and manufacture materials or products for such companies, which also exposes our suppliers and manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier’s or manufacturer’s facility. If the FDA or a comparable foreign regulatory authority finds these facilities unsatisfactory in compliance with applicable regulations, does not approve these facilities for the supply or manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative supply or manufacturing facilities, which would negatively impact our ability to develop and obtain regulatory approval of our product candidates, or to market IBTROZI or our future approved products.

For later-stage clinical trials and commercialization, we will need to take steps to increase the scale of production of our product candidates, which may include transferring production to new third-party suppliers or manufacturers. In order to conduct larger or late-stage clinical trials for our product candidates and supply sufficient commercial quantities of the resulting drug product and our components, if that product candidate is approved for sale, our CMOs and suppliers will need to produce our product candidates in larger quantities, more cost effectively and, in certain cases, at higher yields than they currently achieve. These third-party contractors may not be able to successfully increase the manufacturing capacity for any such product candidates in a timely or cost-effective manner or at all. Significant scale up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and which the FDA and comparable foreign regulatory authorities must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the APIs or the finished product. If our third-party CMOs are unable to successfully scale up the manufacture of any of our product candidates in sufficient quality and quantity and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and we are unable to successfully transfer the processes on a timely basis, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, results of operations and prospects.

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

Our product development programs and the commercialization of our product candidates will require substantial additional capital to fund expenses. The commercial rights to taletrectinib have been out-licensed in China and Japan, and we may enter into other collaboration agreements with pharmaceutical and biotechnology companies for the future development and potential commercialization of our product candidates. We will likely have limited control over the amount and timing of resources that our current and future collaborators dedicate to the development or commercialization of any product candidates we may seek to develop and commercialize with them. We cannot predict the success of any current or future collaboration that we may enter into.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032 unless Congress takes additional action. Additionally, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the recent U.S. Presidential and Congressional elections. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions for example include (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program , expand the orphan drug exclusion in the IRA, and reduce Medicaid enrollment and funding. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

Our current and future operations may be, directly or indirectly through our prescribers, customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations. Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including commercialization of IBTROZI, our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include:

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

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could negatively impact our business.

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

As of June 30, 2025, we had 278 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative, marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our pharmaceutical products, and for the advancement of our preclinical and clinical development programs. There is inherent risk based on the complex relationships among the U.S. and the countries in which we conduct our business, and due to our operations in China, such that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations.

We import taletrectinib, safusidenib and other materials that we source from China. Tariffs have been imposed on these materials, and additional tariff policies on pharmaceutical products could materially increase our costs and reduce our profitability, including as a result of our inability to adjust pricing in formulary-based markets. Recent and potential future changes in international trade policies, particularly regarding U.S.-China trade relations and pharmaceutical-specific tariffs, present material risks to our operations and financial performance.

The current international trade and regulatory environment is subject to significant ongoing uncertainty. The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies.. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should current tariffs hold or additional tariffs be imposed, our costs will rise significantly, and it would be difficult and costly to qualify alternative sources within other jurisdictions with lower tariff rates or within the United States, as developing and qualifying alternative sources typically requires up to two years, with substantial investment and regulatory approval requirements. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

We do not have our own manufacturing capabilities and rely, and will rely, on third parties, including Asymchem, Wuxi STA and Wuxi AppTec in China, to produce clinical or commercial supplies of taletrectinib, clinical supplies of safusidenib, as well as some starting materials for NUV-1511 and NUV-868, and potentially other future product candidates. In addition, we conduct research activities and have business operations both in the U.S. and China, and any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with certain operations based in China, capital controls or tariffs, may affect the competitive position of our products and product candidates, the hiring of scientists and other research and development personnel, the demand for our products and product candidates, our ability to raise capital, and our ability to sell IBTROZI or any of our product candidates that receives marketing approval in certain countries. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. Formularies that include IBTROZI have pricing established through annual or multi-year contracts with commercial, third-party payors and pharmacy benefit managers, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be up to 36 months away.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. We cannot at this time predict the ultimate impact of tariffs and trade restrictions and anticipate that our cost of goods will be adversely affected to some degree, depending on the ultimate scope and duration of tariffs and trade restrictions imposed. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Given the nature of our product candidates, ongoing establishment of additional sources of manufacturing supply outside of China is a time-consuming process making it difficult for us to react quickly to a rapidly changing environment. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet regulatory requirements for approval, and if it becomes necessary to source material from such new supplier, there could be a shortage of the affected products for the marketplace or for use in clinical studies, or both, which could negatively impact our anticipated revenues and could potentially cause us to breach contractual obligations with customers. Moreover, these tariffs could introduce significant transfer pricing challenges for us, including adapting our transfer pricing arrangements to account for increased costs associated with importing goods and implementing pricing changes in a manner that complies with applicable customs and transfer pricing rules, which we may be unable to do in a timely manner or at all, particularly given the current international trade and tariff fluidity, which could result in the modification or elimination of the tax deductibility of various currently deductible payments and otherwise increase the tax burden of our operating or being a resident in a particular country. Increased costs and extended commercialization and development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the U.S. and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business. In particular, the Chinese government has implemented various measures to encourage economic development and guide the allocation of resources, which may benefit the overall Chinese economy but may have a negative effect on us. Due to our operations in China, any future Chinese, U.S. or other rules and regulations that place restrictions on capital raising or other activities by companies with operations in China could negatively affect our business and results of operations. If the business environment in China deteriorates from the perspective of domestic or international investment, or if relations between China and the U.S. or other governments deteriorate and geopolitical tensions between China and the U.S. increase, our business in China and the U.S. may be adversely impacted.

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

Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could have a material adverse effect on our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have heightened and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report on Form 10-Q.

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

•
lower than expected market acceptance of IBTROZI or our other product candidates if approved;
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

As of June 30, 2025, we have options outstanding to purchase approximately 77,654,180 shares of Class A Common Stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue under the 2021 Plan an aggregate of up to 43,320,238 shares of Class A Common Stock and Class B Common Stock, which amount will be subject to increase from time to time. In addition, in the AnHeart acquisition, we assumed the AnHeart equity incentive plans and reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance upon exercise of outstanding options or settlement of outstanding restricted stock units issued under those plans. We may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2025	N/A	$ N/A	N/A	N/A
May 2025	N/A	$ N/A	N/A	N/A
June 2025	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

On April 4, 2025, Colleen Sjogren, the Company's Chief Commercial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 468,748 shares of the Company's Common Stock. Pursuant to this plan, Ms. Sjogren may sell shares beginning August 3, 2025 and ending August 3, 2026.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

2.1***

Agreement and Plan of Merger and Reorganization, dated March 24, 2024, by and among Nuvation Bio Inc., AnHeart Therapeutics Ltd., Artemis Merger Sub I, Ltd. and Artemis Merger Sub II, Ltd. Previously filed with the SEC on March 25, 2024 as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 39351), which is incorporated herein by reference.

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

10.1#*	Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as inline XBRL and contained in Exhibit 101

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

*** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 7th day of August, 2025.

NUVATION BIO INC.

Date: August 7, 2025	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer
Principal Executive Officer

Date: August 7, 2025	/s/ Philippe Sauvage
Philippe Sauvage, Chief Financial Officer
Principal Financial Officer