Form 10-Q
period 2025-09-30
Nuvation Bio Inc.
filed 2025-11-03
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 24, 2025, the registrant had 342,833,433 shares of Common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,897	$35,723
Accounts receivable, net of allowance for credit loss of $nil	8,323	12,722
Inventory	5,710	—
Prepaid expenses and other current assets	8,925	7,271
Marketable securities	450,148	466,969
Interest receivable on marketable securities	5,527	3,570
Total current assets	577,530	526,255
Property and equipment, net of accumulated depreciation of $1,110 and $874, respectively	560	586
Intangible assets, net of accumulated amortization of $1,390 and $448, respectively	11,680	4,622
Operating lease right-of-use assets	4,329	2,402
Other non-current assets	7,462	6,761
Total assets	$601,561	$540,626
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,360	$6,348
Current operating lease liabilities	1,871	1,663
Contract liabilities, current portion	6,721	11,117
Liability related to revenue interest financing agreement	5,982	—
Short-term borrowings	5,618	6,283
Accrued expenses	32,579	32,833
Total current liabilities	68,131	58,244
Warrant liability	1,738	2,053
Contract liabilities, net of current portion	11,130	15,572
Non-current operating lease liabilities	2,970	969
Non-current liability related to revenue interest financing agreement, net of current portion and deferred financing costs of $4,450 and $0 as of September 30, 2025 and December 31, 2024	144,621	—
Long-term borrowings, net of current portion and deferred financing costs of $3,161 and $0 as of September 30, 2025 and December 31, 2024	47,089	—
Total liabilities	275,679	76,838
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of September 30, 2025 and December 31, 2024 respectively, 342,756,387 (Class A 341,756,387, Class B 1,000,000) and 337,837,872 (Class A 336,837,872, Class B 1,000,000) shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,404,799	1,373,958
Accumulated deficit	(1,078,778)	(910,743)
Accumulated other comprehensive (loss) income	(139)	573
Total stockholders’ equity	325,882	463,788
Total liabilities and stockholders’ equity	$601,561	$540,626

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$7,723	$—	$8,961	$—
Collaboration and license agreements revenue	5,397	727	12,076	2,162
Total revenues	13,120	727	21,037	2,162
Cost of revenue	3,349	1,515	8,019	2,862
Gross profit (deficit)	9,771	(788)	13,018	(700)
Operating expenses:
Research and development	28,846	27,731	80,809	69,820
Acquired in-process research and development	—	—	—	425,070
Selling, general and administrative	37,359	19,582	111,236	43,095
Total operating expenses	66,205	47,313	192,045	537,985
Loss from operations	(56,434)	(48,101)	(179,027)	(538,685)
Other income (expense):
Interest income	6,033	6,726	16,134	21,000
Interest expense	(6,534)	(120)	(7,009)	(252)
Investment advisory fees	(171)	(237)	(556)	(749)
Change in fair value of warrant liability	612	533	315	209
Realized (loss) gain on marketable securities	—	(11)	2	(17)
Net gain (loss) on disposal of fixed assets	4	—	(30)	—
Other income	698	—	2,136	—
Total other income, net	642	6,891	10,992	20,191
Loss before income taxes	(55,792)	(41,210)	(168,035)	(518,494)
Provision for income taxes	—	—	—	—
Net loss	$(55,792)	$(41,210)	$(168,035)	$(518,494)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.15)	$(0.49)	$(2.11)
Weighted average common shares outstanding, basic and diluted	342,393	273,565	340,597	245,885
Comprehensive loss:
Net loss	$(55,792)	$(41,210)	$(168,035)	$(518,494)
Other comprehensive loss, net of taxes:
Currency translation adjustment	(313)	(742)	(495)	(594)
Change in unrealized gain (loss) on available-for-sale securities	501	3,389	(217)	1,794
Comprehensive loss	$(55,604)	$(38,563)	$(168,747)	$(517,294)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited, In thousands, except share data)

For the Three and Nine Months Ended September 30, 2025 and 2024

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2024	336,837,872	1,000,000	$1,373,958	$(910,743)	$573	$463,788
Exercise of stock options	1,976,775	—	1,082	—	—	1,082
Issuance of Common Stock for RSUs vested	25,778	—	—	—	—	—
Stock-based compensation	—	—	7,854	—	—	7,854
Net loss	—	—	—	(53,236)	—	(53,236)
Currency translation adjustment	—	—	—	—	465	465
Other comprehensive loss	—	—	—	—	(493)	(493)
Balance, March 31, 2025	338,840,425	1,000,000	1,382,894	(963,979)	545	419,460
Exercise of stock options	855,851	—	762	—	—	762
Issuance of Common Stock for RSUs vested	1,265,096	—	—	—	—	—
Issuance of Common Stock for purchase under the ESPP	272,191	—	533	—	—	533
Stock-based compensation	—	—	12,031	—	—	12,031
Net loss	—	—	—	(59,007)	—	(59,007)
Currency translation adjustment	—	—	—	—	(647)	(647)
Other comprehensive loss	—	—	—	—	(225)	(225)
Balance, June 30, 2025	341,233,563	1,000,000	1,396,220	(1,022,986)	(327)	372,907
Exercise of stock options	510,208	—	558	—	—	558
Issuance of Common Stock for RSUs vested	12,616	—	—	—	—	—
Stock-based compensation	—	—	8,021	—	—	8,021
Net loss	—	—	—	(55,792)	—	(55,792)
Currency translation adjustment	—	—	—	—	(313)	(313)
Other comprehensive income	—	—	—	—	501	501
Balance, September 30, 2025	341,756,387	1,000,000	$1,404,799	$(1,078,778)	$(139)	$325,882

	Convertible Preferred Stock			Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Amount		Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2023	—	$—		218,046,219	1,000,000	$947,745	$(342,804)	$181	$605,122
Exercise of stock options	—	—		37,000	—	21	—	—	21
Stock-based compensation	—	—		—	—	5,041	—	—	5,041
Net loss	—	—		—	—	—	(14,792)	—	(14,792)
Other comprehensive loss	—	—		—	—	—	—	(1,350)	(1,350)
Balance, March 31, 2024	—	—		218,083,219	1,000,000	952,807	(357,596)	(1,169)	594,042
Issuance of Common Stock for AnHeart acquisition	—	—		27,646,255	—	89,297	—	—	89,297
Issuance of convertible preferred stock related to the AnHeart acquisition	851,202	274,938		—	—	—	—	—	—
Issuance of replacement awards related to the AnHeart acquisition	—	—		—	—	24,818	—	—	24,818
Issuance of Common Stock for purchase under the ESPP	—	—		93,723	—	108	—	—	108
Issuance of Common Stock for RSUs vested	—	—		40,342	—	—	—	—	—
Exercise of stock options	—	—		1,761,190	—	1,948	—	—	1,948
Stock-based compensation	—	—		—	—	9,569	—	—	9,569
Net loss	—	—		—	—	—	(462,492)	—	(462,492)
Currency translation adjustment		—	—	—	—		—	148	148
Other comprehensive loss	—	—		—	—	—	—	(245)	(245)
Balance, June 30, 2024	851,202	274,938		247,624,729	1,000,000	1,078,547	(820,088)	(1,266)	257,193
Conversion of preferred stock to Common Stock related to the AnHeart acquisition	(851,202)	(274,938)		85,120,200	—	274,938	—	—	274,938
Issuance of Common Stock for RSUs vested	—	—		161,795	—	—	—	—	—
Exercise of stock options	—	—		2,341,918	—	1,670	—	—	1,670
Stock-based compensation	—	—		—	—	7,476	—	—	7,476
Net loss	—	—		—	—	—	(41,210)	—	(41,210)
Currency translation adjustment		—	—	—	—		—	(742)	(742)
Other comprehensive loss	—	—		—	—	—	—	3,389	3,389
Balance, September 30, 2024	—	$—		335,248,642	1,000,000	$1,362,631	$(861,298)	$1,381	$502,714

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, In thousands)

For the Nine Months Ended September 30,	2025	2024
Cash flows from operating activities:
Net loss	$(168,035)	$(518,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	27,906	22,086
Depreciation and amortization	1,200	464
Non-cash lease expense	281	(109)
Non-cash interest on revenue interest financing agreement	5,121	—
Amortization of debt issuance costs	335	—
Change in fair value of warrant liability	(315)	(209)
Amortization of premium on marketable securities	(4,096)	(7,346)
Realized (gain) loss on marketable securities	(2)	17
Net loss on disposal of fixed assets	30	171
Unrealized foreign currency transaction loss	(415)	—
Acquired in-process research and development	—	425,070
Change in operating assets and liabilities:
Accounts receivable	4,399	(112)
Prepaid expenses and other current assets	(1,655)	(7,336)
Inventory	(5,710)	—
Interest receivable on marketable securities	(1,957)	(437)
Other non-current assets	(701)	104
Accounts payable	9,012	4,378
Contract liabilities	(8,838)	(1,868)
Accrued expenses	(254)	(490)
Net cash used in operating activities	(143,694)	(84,111)
Cash flow from investing activities:
Cash acquired from AnHeart acquisition	—	19,863
Transaction costs related to AnHeart acquisition	—	(7,343)
Purchases of marketable securities	(309,515)	(307,603)
Proceeds from sale of marketable securities	330,217	366,189
Cash paid for capitalized market approval intangibles	(8,000)	—
Purchases of property and equipment	(265)	(175)
Net cash provided by (used in) investing activities	12,437	70,931
Cash flow from financing activities:
Proceeds from borrowings, net of debt issuance costs and debt discounts	48,901	7,035
Proceeds from revenue interest financing agreement	150,000	—
Payments on borrowings	(700)	(9,530)
Payments on debt issuance costs	(6,596)	—
Payment on revenue interest financing agreement	(68)	—
Proceeds from issuance of Common Stock under ESPP	533	108
Proceeds from exercises of options	2,402	3,618
Net cash provided by financing activities	194,472	1,231
Effect of foreign exchange rate changes on cash and cash equivalents	(41)	(664)
Net increase (decrease) in cash and cash equivalents	63,174	(12,613)
Cash and cash equivalents, beginning of the period	35,723	42,649
Cash and cash equivalents, end of the period	$98,897	$30,036
Non-cash operating activities:
Right-of-use asset recognized	$3,871	$213
Non-cash investing activities:
Issuance of Common Stock related to the AnHeart acquisition	$—	$89,297
Issuance of convertible preferred stock related to the AnHeart acquisition	$—	$274,938
Issuance of warrants related to the AnHeart acquisition	$—	$764
Issuance of replacement awards related to the AnHeart acquisition	$—	$24,818

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations

Nuvation Bio Inc. and subsidiaries (“Nuvation Bio”), a Delaware corporation, is a global oncology company focused on tackling some of the toughest challenges in cancer treatment with the goal of developing therapies that create a profound, positive impact on patients’ lives. Nuvation Bio was incorporated on March 20, 2018 (inception date) and has offices in New York, San Francisco, Boston and Shanghai.

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

c. Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024 and the cash flows for the nine months ended September 30, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

d. Liquidity

As of September 30, 2025, the Company has an accumulated deficit of approximately $1,078.8 million and net cash used in operating activities was approximately $143.7 million for the nine months ended September 30, 2025. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of September 30, 2025, the Company had cash, cash equivalents, and marketable securities of $549.0 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s commercialization efforts for IBTROZI, research and development activities, potential regulatory approval of its product candidates, and the level of financial resources available.

e. Significant Risks and Uncertainties

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

f. Use of Estimates

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

g. Functional Currency and Foreign Currency Translations

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

h. Cash and Cash Equivalents

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

i. Marketable Securities

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

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of September 30, 2025, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

Interest income includes amortization and accretion of purchase premium and discount. Premiums and discounts on debt securities are amortized on the effective-interest method. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

j. Acquisition of assets and businesses

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

k. Concentration of Risk

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

Concentration of customers

Below customers represent more than 10% of the Company's net revenue for the three and nine months ended September 30, 2025 and 2024. The acquisition of AnHeart completed in the second quarter of 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	3,037	—	3,391	—
Customer B	2,860	—	2,978	—
Customer C	3,213	662	3,638	1,001
Customer D	2,184	65	8,334	1,161
Customer E	1,769	—	2,005	—

Below customer represents more than 10% of the Company's balances of accounts receivable as of September 30, 2025.

September 30, 2025
Customer A	2,816
Customer B	2,169

l. Property and Equipment

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

m. Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and an impairment assessment may be performed on the recoverability of the carrying amounts. If an impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

n. Warrants

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

o. Revenue Recognition

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

p. Collaborative Arrangement

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

Royalties

For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). For the three and nine months ended September 30, 2025, the Company has recognized $0.3 million and $0.8 million, respectively, sales-based royalty revenue resulting from the Company's collaboration agreements.

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

q. Costs to Fulfill a Contract with a Customer

The Company has not capitalized any costs for the three and nine months ended September 30, 2025 and 2024. The Company is required to capitalize costs incurred to fulfill customer contracts. These costs are required to be amortized to expense on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. Elements of the costs primarily include (i) payroll and other related costs of personnel related directly to the contract activities; (ii) costs related to pre-clinical testing and clinical trials such as payments to contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"), investigators, and clinical trial sites that conduct the contract activities; (iv) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility-related expenses; and (v) other research and development costs.

r. Inventory

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

s. Interest-bearing loans and borrowings

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

u. Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s operations are focused on oncology development activities. Substantially all revenues were derived from customers located in U.S., China and Japan. For the three months ended September 30, 2025, the revenues derived from customers located in U.S., China and Japan were $7.7 million, $2.2 million and $3.2 million, respectively.

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

In December 2023, the FASB issued Topics 740 "Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. This guidance is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company will begin providing the required income tax disclosures on a prospective basis starting with its Annual Report on Form 10-K for the year ending December 31, 2025.

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

The following table presents information about the Company’s marketable securities and the Warrant liability as of September 30, 2025 and December 31, 2024, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Consideration, Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Public Warrant pricing, the Company's own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods.

Debt

As of September 30, 2025, the estimated fair value of our debt approximated the carrying amount. The fair value of the debt was estimated for disclosure purposes only and was determined based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy.

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

	September 30, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$66,208	$66,208	$—	$—
U.S. government and government agency securities	12,908	—	12,908	—
	79,116	66,208	12,908	—
Marketable securities:
Certificate of deposits	3,918	—	3,918	—
Commercial paper	7,001	—	7,001	—
U.S. government and government agency securities	298,750	—	298,750	—
Corporate bonds	140,479	—	140,479	—
	450,148	—	450,148	—
Total financial assets:	$529,264	$66,208	$463,056	$—

Financial liabilities:
Warrants	$1,738	$1,722	$—	$16

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$11,549	$11,549	$—	$—
	11,549	11,549	—	—
Marketable securities:
Certificate of deposits	12,642	—	12,642	—
Commercial paper	18,227	—	18,227	—
U.S. government and government agency securities	355,170	—	355,170	—
Corporate bonds	80,930	—	80,930	—
	466,969	—	466,969	—
Total financial assets:	$478,518	$11,549	$466,969	$—

Financial liabilities:
Warrants	$2,053	$1,959	$—	$94

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

The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$66,208	$—	$—	$66,208
U.S. government and government agency securities	12,938	—	(30)	12,908
	79,146	—	(30)	79,116
Marketable securities:
Certificate of deposits	3,909	9	—	3,918
Commercial paper	6,996	6	(1)	7,001
U.S. government and government agency securities	299,032	200	(482)	298,750
Corporate bonds	140,362	183	(66)	140,479
	450,299	398	(549)	450,148
	$529,445	$398	$(579)	$529,264

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$11,549	$—	$—	$11,549
	11,549	—	—	11,549
Marketable securities:
Certificate of deposits	12,628	14	—	12,642
Commercial paper	18,200	27	—	18,227
U.S. government and government agency securities	355,214	436	(480)	355,170
Corporate bonds	80,891	119	(80)	80,930
	466,933	596	(560)	466,969
	$478,482	$596	$(560)	$478,518

For the three and nine months ended September 30, 2025 and 2024, there were no unrealized gains or losses on equity securities. The activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$—	$10	$3	$11
Realized losses from sales of available-for-sale securities	—	(21)	(1)	(28)
Total (losses) gain on marketable securities	$—	$(11)	$2	$(17)

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Commercial paper	$1,180	$(1)	$—	$—	$1,180	$(1)
U.S. government and government agency securities	83,849	(470)	4,012	(12)	87,861	(482)
Corporate bonds	35,110	(66)	—	—	35,110	(66)
	$120,139	$(537)	$4,012	$(12)	$124,151	$(549)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$243	$—	$—	$—	$243	$—
U.S. government and government agency securities	111,021	(398)	45,099	(82)	156,120	(480)
Corporate bonds	20,659	(33)	9,911	(47)	30,570	(80)
	$131,923	$(431)	$55,010	$(129)	$186,933	$(560)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates and represent temporary impairments due to general market factors. The Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors during the three and nine months ended September 30, 2025. As of September 30, 2025, the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

Maturity information based on fair value is as follows as of September 30, 2025:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$3,918	$—	$3,918
Commercial paper	7,001	—	7,001
U.S. government and government agency securities	237,465	61,285	298,750
Corporate bonds	43,492	96,987	140,479
	$291,876	$158,272	$450,148

4. Revenue Recognition

The Company revenues by geographic region, based on the patient’s location for the three and nine months ended September 30, 2025 and 2024 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$7,723	$—	$8,961	$—
China	2,184	65	8,438	1,160
Japan	3,213	662	3,638	1,002
Total revenues	$13,120	$727	$21,037	$2,162

Net Product Revenue

Net product revenue was approximately $7.7 million and $9.0 million for the three and nine months ended September 30, 2025 from the U.S. sales of IBTROZI, respectively. We began shipping IBTROZI to our U.S. customers in June 2025.

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

In-Licensing Arrangements with Daiichi Sankyo Company Ltd. ("DS")

The Company has in-licensed the rights to develop, manufacture and commercialize multiple development stage drug candidates globally or in specific territories. The development milestone payments are recognized when the achievement of the associated milestone becomes probable and estimable and have been expensed before regulatory approval has been obtained. In December 2024, a $2 million development milestone payment was capitalized as an intangible asset upon regulatory approval in China. We reached two milestones in 2024, and the resulting $6 million in development milestone payments owed were paid to DS in March 2025. In June 2025, upon regulatory approval in the U.S., an $8 million milestone payment was owed to DS under the arrangement. This milestone payment was paid in July 2025 and was capitalized as an intangible asset.

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

For the three and nine months ended September 30, 2025, the Company recognized research and development service revenue of $1.9 million and $5.9 million, sales of products supply of nil and $1.6 million, and royalties of $0.3 million and $0.8 million, respectively, under the Innovent agreement. As of September 30, 2025, the accounts receivable of Innovent was $0.4 million.

Collaboration and License Agreement with NK

In October 2023, AnHeart entered into an agreement with NK, granting NK a sub-licensable, royalty-bearing, exclusive right and license to commercialize AB-106 in Japan (the "NK Territory"). AnHeart is responsible for funding ongoing clinical trials of AB-106 in the NK Territory, with NK responsible for funding regulatory submissions in the NK Territory. The Company also granted NK a sub-licensable, royalty-bearing, exclusive right and license to research, develop and commercialize any new indications of AB-106 in the NK Territory ("NK New Indication Right"). Under the agreement, AnHeart received a non-refundable upfront cash payment and is eligible to receive $25.0 million upon achievement of a regulatory milestone ("Regulatory Milestone Payment"), up to $35.0 million upon achievement of commercial milestones, and a lower-mid double digit percentage royalty on net sales of taletrectinib in the NK Territory. In September 2025, taletrectinib was approved by Japan’s Ministry of Health, Labour, and Welfare. Since the regulatory approval has now been obtained, the remaining contract liability of $2.6 million for research and development service from the initial upfront payment was recognized as revenue. The Regulatory Milestone Payment will be recognized as revenue upon receipt, which we anticipate receiving in November 2025.

The Company recognized research and development service revenue of $2.6 million and $3.0 million, sales of products supply of $0.6 million and $0.6 million, respectively, for the three and nine months ended September 30, 2025. As of September 30, 2025, the accounts receivable of NK was nil.

Contract assets and contract liabilities

When the Company satisfies its performance obligations by providing services to a customer before the customer pays consideration and before payment is due, the Company recognizes its rights to consideration as a contract asset.

The Company did not recognize any contract assets as of September 30, 2025.

When a customer pays consideration before the Company provide services, the Company records its obligation as a contract liability. The Company expects to recognize all of this balance as revenue as research and development services are provided over the next 4 years.

The contract liabilities of the Company as of September 30, 2025 are listed in the table below.

September 30, 2025
(In thousands)
Research and development service revenue	17,851

The Company recognized $9.1 million of revenue for the nine months ended September 30, 2025 that was included in the contract liability balance at December 31, 2024.

The balance of contract liabilities as of September 30, 2025 represents the transaction price allocated to the remaining performance obligations. The contract liability of $6.7 million is expected to be recognized within one year and the rest in the following five years.

The costs incurred to fulfill customer contracts were capitalized and amortized to cost of revenue on a systematic basis that is consistent with the transfer of research and development services to the customer to which the asset relates. For the three months ended September 30, 2025, $2.2 million of costs incurred to fulfill customer contracts were capitalized and expensed in the same period. There were no balances related to the costs incurred to fulfill customer contracts as of September 30, 2025.

5. Borrowings

In 2020, AnHeart entered into loan agreements with Bank of Hangzhou to obtain short-term borrowings to supplement its working capital. As of September 30, 2025, the outstanding balance net of repayments was $5.6 million. For the nine months ended September 30, 2025, there were no borrowings or repayments. The fixed interest rate of the outstanding borrowings was 3.50% per annum.

On April 4, 2023, AnHeart entered into a Loan and Security Agreement with Shanghai Pudong Development Bank in Silicon Valley for up to 40.0 million RMB or equivalent in optional currency USD term loans ("SSVB Loan"). The SSVB Loan consists of a short-term working capital loan of 20 million RMB, which matured on April 4, 2024, and a long-term loan of 20 million RMB, which matured on April 4, 2025, at which time all outstanding balances were due. Draws on the line of credit for the short-term loans are payable on the maturity date of the SSVB Loan. As of September 30, 2025, there was no outstanding line of credit balance. For the nine months ended September 30, 2025, the Company repaid $0.7 million.

Loan Agreement

On March 3, 2025 (the “Loan Closing Date”), the Company entered into a $100.0 million senior secured loan agreement (the “Loan Agreement”), with Sagard Holdings Manager LP (“Sagard”) as administrative agent, and the lenders party thereto. The $50.0 million tranche of the term loan was funded on June 25, 2025, following the U.S. Food and Drug Administration’s (“FDA”) approval of IBTROZI. The second tranche of $50 million of the term loan will be available at our option until June 30, 2026, because we have achieved first U.S. commercial sale of IBTROZI.

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

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of September 30, 2025:

September 30, 2025
(In thousands)
2025 (remaining 3 months)	$1,315
2026	5,217
2027	5,217
2028	5,231
2029	5,217
Thereafter	54,152
Total	76,349
Less: imputed interest	(26,099)
Less: unamortized debt discount and issuance costs	(3,161)
Total loan agreement	$47,089

Revenue Interest Financing Agreement

On the Loan Closing Date, the Company also entered into a Revenue Interest Financing Agreement (the “Financing Agreement”) with Sagard Healthcare Partners (Delaware) II LP (the “Investor”), pursuant to which the Investor paid the Company $150 million (the “Investment Amount”) on June 25, 2025, following the FDA’s approval of IBTROZI. In exchange for the Investment Amount, the Company has agreed to make tiered royalty payments to the Investor (the “Payments”) on U.S. net sales of IBTROZI equal to 5.5% of annual U.S. net sales up to $600 million and 3.0% of annual U.S. net sales between $600 million and $1 billion. The Company will retain all annual U.S. net sales above $1 billion. The obligation to make the Payments will cease upon the earliest occurrence of total Payments reaching 1.6 times of the Investment Amount by the calendar quarter ending on June 30, 2031, 1.75 times of the Investment Amount by the calendar quarter ending on June 30, 2034, or 2.0 times of the Investment Amount thereafter.

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

The Company has the right, but not the obligation (the “Call Option”), to buy out the Investor’s interest in the Payments at a repurchase price (the “Put/Call Price”) equal to (a) on or prior to the second anniversary of the Loan Closing Date, an amount equal to 140% of the Investment Amount, less all Payments made to the applicable repurchase date, (b) after the second anniversary but on or prior to August 1, 2031, an amount equal to 160% of the Investment Amount, less all Payments made to the applicable repurchase date, (c) after August 1, 2031 but on or prior to August 1, 2034, an amount equal to 175% of the Investment Amount, less all Payments made to the applicable repurchase date, and (d) after August 1, 2034, an amount equal to 200% of the Investment Amount, less all Payments made to the applicable repurchase date.

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

The following table shows the activity within the liability related to the Finance Agreement for the period ended September 30, 2025:

Liabilities Related to Finance Agreement
(in thousands)
Carrying value of liability related to Finance Agreement at June 25, 2025	$150,000
Issuance costs	(4,663)
Payments on Finance Agreement	(68)
Non-cash interest expense	5,121
Amortization of issuance costs	213
Carrying value of liability related to Finance Agreement at September 30, 2025	$150,603

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

Operating lease expense was $0.5 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $2.3 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively. Expense related to variable leases was not significant for the three and nine months ended September 30, 2025 and 2024. Operating cash flows for the nine months ended September 30, 2025 and 2024 included $2.0 million and $2.0 million for operating leases, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of September 30, 2025.

September 30, 2025
(In thousands)
2025 (remaining 3 months)	$533
2026	2,184
2027	1,404
2028	1,216
2029	160
Total undiscounted lease payments	5,497
Less: imputed interest	(656)
Total operating lease liabilities	$4,841

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 8.94%. The Company's weighted average remaining lease term was 2.82 years as of September 30, 2025.

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

The following securities outstanding at September 30, 2025 and 2024 have been excluded from the calculation of weighted average shares outstanding:

	As of September 30,
	2025	2024
Warrants	8,681,182	8,681,182
Class A Common Stock options	77,074,354	56,729,933
Restricted stock units	116,641	1,836,334

8. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the nine months ended September 30, 2025 and 2024, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2025	2024
Balance at beginning of period	$573	$181
Unrealized gain	(215)	1,776
Amount reclassified for realized (gains) losses on marketable securities	(2)	17
Currency translation adjustment	(495)	(593)
Balance at end of period	$(139)	$1,381

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

The Employee Stock Purchase Plan

In January 2021, our board of directors adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP was approved by our stockholders in February 2021 and became effective immediately upon the Closing Date of the Merger.

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

The stock-based compensation expense included in the Company’s condensed statement of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$3,557	$3,842	$12,119	$10,324
General and administrative	4,464	3,634	15,787	11,762
	$8,021	$7,476	$27,906	$22,086

The following table summarizes stock option activity under the 2019 Plan, 2021 Plan and assumed options in the AnHeart acquisition for the nine months ended September 30, 2025.

Shares
Outstanding at December 31, 2024	57,729,709
Granted	24,534,765
Exercised	(3,367,793)
Forfeited or canceled	(1,822,327)
Outstanding at September 30, 2025	77,074,354
Exercisable at September 30, 2025	32,298,704

The weighted average exercise price of all outstanding options as of September 30, 2025 was $2.74 per share.

The following table summarizes the activity for the restricted stock units for the nine months ended September 30, 2025.

Restricted Stock Units
Non-vested at December 31, 2024	1,420,131
Granted	—
Vested	(1,303,490)
Forfeited or canceled	—
Non-vested at September 30, 2025	116,641

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

At September 30, 2025, there were an aggregate of 8,681,182 warrants outstanding.

The Company concluded that the Consideration Warrants, Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 3). The change in fair value resulted in a gain of $0.3 million during the nine months ended September 30, 2025.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended September 30, 2025.

The following table provides quantitative assumptions regarding Level 3 fair value measurements:

	September 30, 2025	December 31, 2024
Stock price	$3.70	$2.66
Strike price	$11.50	$11.50
Term (in years)	0.4	1.1
Volatility	116.0%	137.5%
Risk-free rate	4.0%	4.1%
Dividend yield	0.0%	0.0%

The Company determined the following fair values for the outstanding warrants (in thousands):

September 30, 2025
Public Warrants	$968
Private Placement Warrants	16
Forward Purchase Warrants	169
Consideration Warrants	585
Total	$1,738

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2025 (in thousands):

Nine Months Ended
September 30, 2025
Beginning balance	$94
Change in fair value of Private Warrants liability recognized in earnings	(78)
Ending balance	$16

11. Commitments and Contingencies

Commitments

The Company has standby letters of credit with banks in the aggregate amount of $0.7 million which serve as security for the New York and San Francisco spaces operating leases. The standby letters of credit automatically renew annually.

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

We commercially launched IBTROZI in the U.S. in June 2025, following its approval by the U.S. Food and Drug Administration (“FDA”) on June 11, 2025 for the treatment of adult patients with locally advanced or metastatic ROS1-positive (“ROS1+”) non-small cell lung cancer (“NSCLC”). Taletrectinib has also been approved by Japan’s Ministry of Health, Labour, and Welfare (“MHLW”) and by China’s National Medical Products Administration (“NMPA”) for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC. Taletrectinib is being commercialized in Japan by our partner Nippon Kayaku Co., Ltd under the brand name IBTROZI and in China by our partner Innovent Biologics (Suzhou) Co. Ltd. (“Innovent”) under the brand name DOVBLERON®. Taletrectinib has been granted Orphan Drug Designation by the U.S. FDA for the treatment of patients with ROS1+ NSCLC and other NSCLC indications, and was previously granted Breakthrough Therapy Designations by both the U.S. FDA and China’s National Medical Products Administration (“NMPA”) for the treatment of patients with locally advanced or metastatic ROS1+ NSCLC.

Our clinical-stage pipeline includes differentiated, novel oncology product candidates that have been generated from our proprietary drug discovery and development programs or acquired through business development activities:

•
Taletrectinib continues to be evaluated for the treatment of patients with advanced ROS1+ NSCLC in two Phase 2 single-arm pivotal studies: TRUST-I in China, and TRUST-II, a global study, as well as in a confirmatory randomized Phase 3 study versus crizotinib in China known as TRUST-III. Taletrectinib is also being evaluated for the adjuvant treatment of patients with resected ROS1+ early-stage NSCLC in a global Phase 3, placebo-controlled study known as TRUST-IV.
•
Safusidenib is a novel, oral, potent, brain penetrant, targeted inhibitor of mutant isocitrate dehydrogenase 1 ("mIDH1"). Safusidenib is being evaluated in the G203 study, which is currently a randomized phase 2 study for the maintenance treatment of high grade IDH1-mutant glioma with safusidenib against placebo. Following alignment with FDA, a protocol amendment is in progress to finalize G203 as a global Phase 3 study by increasing the study size to support potential regulatory approvals.
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

Recent Developments

•
In September 2025, additional data from our pivotal Phase 2 TRUST-I and TRUST-II studies of taletrectinib was presented at the 2025 World Conference on Lung Cancer.
•
In September 2025, Japan’s MHLW approved IBTROZI for the treatment of adult patients with ROS1+ unresectable, advanced and/or recurrent NSCLC.

•
In September 2025, we announced enrollment of the first patient in the taletrectinib Phase 3 TRUST-IV study for the adjuvant treatment of patients with resected ROS1+ NSCLC.
•
In October 2025, we announced enrollment of the first patient in the safusidenib G203 study for the maintenance treatment of high-grade IDH1-mutant glioma.

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

We have incurred net losses in each year since inception. As of September 30, 2025, we had an accumulated deficit of $1,078.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations as well as a charge related to the acquisition of an in-process research and development asset. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations for The Three and Nine Months Ended September 30, 2025 and 2024

Revenues

Our revenues consist of product revenue, net and revenues related to our out-licensing collaborative and license agreements consists of upfront license fees, royalty revenue, products supply and research and development services revenue.

The following table summarizes total revenue recognized for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$7,723	$—	$8,961	$—
Collaboration and license agreements revenue	5,397	727	12,076	2,162
Total revenues	$13,120	$727	$21,037	$2,162

Product Revenue, Net

On June 11, 2025, we announced that the FDA approved IBTROZI for the treatment of adult patients with locally advanced or metastatic ROS1+ non-small cell lung cancer (“NSCLC”). To date, our only source of product revenue has been from the U.S. sales of IBTROZI. We began shipping IBTROZI to our U.S. customers in June 2025. Net product revenue from U.S. sales of IBTROZI was approximately $7.7 million and $9.0 million for the three and nine months ended September 30, 2025, respectively.

Collaboration and License Agreements Revenue

Collaboration and license agreement increased by $4.7 million for the three months ended September 30, 2025 compared to 2024. The increase was due to a $3.8 million increase in research and development service revenue under the collaboration agreements with Nippon Kayaku and Innovent, a $0.6 million increase in products supply, and a $0.3 million increase in royalty revenue.

Collaboration and license agreement increased by $9.9 million for the nine months ended September 30, 2025 compared to 2024. The increase was due to a $6.8 million increase in research and development service revenue under the collaboration agreements with Nippon Kayaku and Innovent, a $2.3 million increase in products supply, and a $0.8 million increase in royalty revenue.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
(In thousands)
Operating expenses:
Research and development	$28,846	$27,731	$1,115	$80,809	$69,820	$10,989
Acquired in-process research and development	—	—	—	—	425,070	(425,070)
Selling, general and administrative	37,359	19,582	17,777	111,236	43,095	68,141
Total operating expenses	$66,205	$47,313	$18,892	$192,045	$537,985	$(345,940)

Research and Development Expenses

Research and development expenses increased by $1.1 million for the three months ended September 30, 2025 compared to 2024. The increase was due to a $2.0 million increase in third-party costs related to clinical studies and new TRUST-IV study set up for taletrectinib, offset by a $0.9 million decrease in personnel-related costs because employee compensation and benefit costs directly related to commercial drug production were capitalized into inventory.

Research and development expenses increased by $11.0 million for the nine months ended September 30, 2025 compared to 2024. The increase was primarily due to a $10.1 million increase in salaries and other benefits driven by the increase in headcount and stock-based compensation primarily related to one-time charge for the vesting of performance-based awards upon receiving U.S. FDA approval of taletrectinib, a $2.5 million increase in third-party costs related to clinical trial expense for taletrectinib, and a $0.2 million increase in amortization of assembled workforce offset by $1.8 million decrease due to a shift of manufacturing activities toward commercial drug production.

Acquired In-process Research and Development Expenses

On April 9, 2024, as a result of the acquisition of AnHeart, we recorded a $425.1 million charge representing an acquired in-process research and development asset with no alternative future use in acquired in-process research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $17.8 million for the three months ended September 30, 2025, compared to 2024. The increase was due to a $9.5 million increase in personnel-related costs as a result of the increase in headcount, a $6.4 million increase in sales and marketing expenses, a $2.2 million increase in other expenses as a result of systems built for the commercial launch of taletrectinib, and a $0.5 million increase in legal fees offset by a $0.3 million decrease in occupancy expenses, $0.3 million decrease in professional fees, and a $0.2 million decrease in foreign currency impact.

Selling, general and administrative expenses increased by $68.1 million for the nine months ended September 30, 2025, compared to 2024. The increase was due to a $31.9 million increase in personnel-related costs as a result of the increase in headcount and stock-based compensation primarily related to one-time charge for the vesting of performance-based awards upon receiving U.S. FDA approval of taletrectinib, $29.3 million increase in sales and marketing expenses, $5.2 million increase in other expenses as a result of systems built to prepare for the commercial launch of taletrectinib, a $1.0 million increase in legal fees, a $0.5 million increase in professional fees, and a $0.4 million increase in occupancy expenses offset by $0.2 million decrease in foreign currency impact.

Other Income (Expense), Net

The following table presents a breakdown of our other income (expense):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
(In thousands)
Other income (expense):
Interest income	$6,033	$6,726	$(693)	$16,134	$21,000	$(4,866)
Interest expense	(6,534)	(120)	(6,414)	(7,009)	(252)	(6,757)
Investment advisory fees	(171)	(237)	66	(556)	(749)	193
Change in fair value of warrant liability	612	533	79	315	209	106
Realized (loss) gain on marketable securities	—	(11)	11	2	(17)	19
Net gain (loss) on disposal of fixed assets	4	—	4	(30)	—	(30)
Other income	698	—	698	2,136	—	2,136
Total other income, net	$642	$6,891	$(6,249)	$10,992	$20,191	$(9,199)

Other income, net decreased by $6.2 million for the three months ended September 30, 2025 compared to 2024 primarily related to a decrease in interest income from investments of $0.7 million primarily due to lower treasury yield, a $6.4 million increase in interest expense, offset by a $0.1 million increase in the change in fair value of warrant liability, a $0.7 million increase in other income due to government subsidy income and a $0.1 million decrease in investment advisory fees.

Other income, net decreased by $9.2 million for the nine months ended September 30, 2025 compared to 2024 primarily related to a decrease in interest income from investments of $4.9 million primarily due to lower treasury yield, a $6.7 million increase in interest expense offset by a $0.1 million increase in the change in fair value of warrant liability, $2.1 million increase in other income due to government subsidy income and a $0.2 million decrease in investment advisory fees.

Liquidity, Capital Resources and Plan of Operations

From inception through September 30, 2025, our operations have been financed primarily by the sale and issuance of Series A preferred stock and Common Stock, including through the Merger and the PIPE Investment. As of September 30, 2025, we had $549.0 million in cash, cash equivalents and marketable securities and an accumulated deficit of $1,078.8 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2025, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash used in operating activities	$(143,694)	$(84,111)
Cash provided by investing activities	12,437	70,931
Cash provided by financing activities	194,472	1,231
Effect of foreign exchange rate changes on cash and cash equivalents	(41)	(664)
Net increase (decrease) in cash and cash equivalents	$63,174	$(12,613)

Operating Activities

In 2025, cash used in operating activities of $143.7 million was attributable to a net loss of $168.0 million, net change of $5.7 million in our net operating assets and liabilities offset by non-cash charges of $30.0 million. The change in operating assets and liabilities was primarily due to a $4.4 million decrease in accounts receivable, $9.0 million increase in accounts payable, $0.7 million increase in other non-current assets, $0.3 million decrease in accrued expenses, $8.8 million decrease in contract liabilities, $1.7 million increase in prepaid expenses and other current assets, $5.7 million increase in inventory, and $2.0 million increase in interest receivable on marketable securities. The non-cash charges consisted primarily of stock-based compensation of $27.9 million, $1.2 million of depreciation and amortization, $0.3 million of lease expense, $5.1 million in interest expense, $0.3 million of amortization of debt issuance costs offset by amortization of premium on marketable securities of $4.1 million, changes in fair value of warrant liability of $0.3 million and $0.4 million of foreign currency transaction gain.

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

Investing Activities

In 2025, cash provided by investing activities of $12.4 million was related to the $330.2 million of proceeds from the sale of marketable securities offset by purchase of marketable securities of $309.5 million, $8.0 million payment for capitalized market approval intangibles and $0.3 million purchase of property and equipment.

In 2024, cash provided by investing activities of $70.9 million was related to the $366.2 million of proceeds from the sale of marketable securities, $19.9 cash acquired from the acquisition of AnHeart, offset by purchase of marketable securities of $307.6 million, $7.4 million of transaction costs related to the acquisition of AnHeart and purchase of property and equipment of $0.2 million.

Financing Activities

In 2025, cash provided by financing activities of $194.5 million was related to the $150.0 million proceeds from the RIF Agreement, $48.9 million proceeds from the Loan Agreement, $2.4 million proceeds from exercise of options and $0.5 million of proceeds from issuance of Common Stock under the Employee Stock Purchase Plan offset by $6.5 million payment of debt issuance costs, $0.7 million of debt repayments, and $0.1 million payment for revenue interest financing agreement.

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

Royalties

For sales-based royalties, including milestone payments based on the level of sales, we determine whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, we recognize revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). For the three and nine months ended September 30, 2025, the Company has recognized $0.3 million and $0.8 million, respectively, sales-based royalty revenue resulting from the Company's collaboration agreements.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the three months ended September 30, 2025 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $549.0 million as of September 30, 2025, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 30, 2025, Tim Patterson filed a derivative complaint (Tim Patterson, derivatively on behalf of Nuvation Bio, Inc. v. David Hung, et al. Index No. 654535/2025) (the “Action”) in the Supreme Court of the State of New York for the County of New York on behalf of Nuvation Bio against our seven current directors and one former director (the “Individual Defendants”). The Action asserts claims against the Individual Defendants for allegedly breaching their fiduciary duties to us by awarding our directors excessive compensation between 2021 and 2024 and seeks restitution from the Individual Defendants, changes to our director compensation policies and practices, and attorneys’ fees and other costs of suit. On September 25, 2025, the parties entered into a stipulation setting a deadline of November 19, 2025 for the Individual Defendants’ and Nuvation Bio’s response to the Complaint and establishing future deadlines for Plaintiff’s answering brief and the Individual Defendants’ and Nuvation Bio’s reply as well.

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
•
We will need substantial funding to pursue our business objectives. If we are unable to raise capital if and when needed or on favorable terms, or receive significant revenues from the sales of our products, we could be forced to delay, reduce or terminate our product development, other operations or commercialization efforts.
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
•
our ability to influence testing and appropriate patient identification processes within accounts, especially in the community setting where testing and patient identification rates are lower than in the academic setting;
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

IBTROZI has been approved in the U.S. and in China (sold under the brand name DOVBLREON) for the treatment of advanced ROS1+ NSCLC. Approved products are subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (“cGMP”), regulations and Good Clinical Practice (“GCP”), for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability.

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

As of September 30, 2025, we had $549.0 million in cash and investments, and an accumulated deficit of $1,078.8 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

Further, we, the FDA or comparable foreign regulatory authorities, an Institutional Review Board, or an Ethics Committee may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with applicable regulatory requirements, including the FDA’s current GCP and foreign equivalents, regulators find that we are exposing participants to unacceptable health risks or if the FDA or comparable foreign regulatory authorities find deficiencies in our Investigational New Drugs, clinical trial applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed or eliminated entirely.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on July 4, 2025, the annual reconciliation bill, the OBBBA was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032 unless Congress takes additional action. Additionally, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the recent U.S. Presidential and Congressional elections. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions for example include (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion in the IRA, and reduce Medicaid enrollment and funding. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018 and beginning most recently on October 1, 2025, the U.S. government has shut down and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could negatively impact our business.

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

As of September 30, 2025, we had 291 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative, marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The current international trade and regulatory environment is subject to significant ongoing uncertainty. The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should current tariffs hold or additional tariffs be imposed, our costs will rise significantly, and it would be difficult and costly to qualify alternative sources within other jurisdictions with lower tariff rates or within the United States, as developing and qualifying alternative sources typically requires up to two years, with substantial investment and regulatory approval requirements. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

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

As of September 30, 2025, we have options outstanding to purchase approximately 77,074,354 shares of Class A Common Stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue under the 2021 Plan an aggregate of up to 43,320,326 shares of Class A Common Stock and Class B Common Stock, which amount will be subject to increase from time to time. In addition, in the AnHeart acquisition, we assumed the AnHeart equity incentive plans and reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance upon exercise of outstanding options or settlement of outstanding restricted stock units issued under those plans. We may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2025	N/A	$ N/A	N/A	N/A
August 2025	N/A	$ N/A	N/A	N/A
September 2025	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

On July 28, 2025, David Liu, the Company's Chief Medical Officer, terminated his trading arrangement of Rule 10b5-1(c) under the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 3rd day of November, 2025.

NUVATION BIO INC.

Date: November 3, 2025	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer
Principal Executive Officer

Date: November 3, 2025	/s/ Philippe Sauvage
Philippe Sauvage, Chief Financial Officer
Principal Financial Officer