Form 10-K
period 2025-12-31
Nuvation Bio Inc.
filed 2026-03-02
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM	TO

Commission File Number 001-39351

NUVATION BIO INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-0862255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Broadway, Suite 1401 New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (332) 208-6102

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.0001 Per Share	NUVB	New York Stock Exchange

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

The aggregate market value of the voting common stock, par value $0.0001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2025, as reported on the New York Stock Exchange was approximately $496,965,132.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors and officers have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 2026, the registrant had 346,597,289 shares of Class A common stock and 1,000,000 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement relating to the Company's Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2025, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein that are not of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that could materially affect our business operations and financial performance and condition include, but are not limited to, those risks and uncertainties described herein under “Item 1A—Risk Factors.” You are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of this Annual Report on Form 10-K.

SUMMARY RISK FACTORS

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described in the section titled “Risk Factors” as part of your evaluation of an investment in our securities:

•
Our near-term prospects are significantly dependent on the commercialization of IBTROZI® (talectrectinib). If we are unable to successfully commercialize IBTROZI, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.
•
We have limited experience as a commercial company and our sales, marketing, and distribution of IBTROZI may be unsuccessful or less successful than anticipated.
•
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
•
If we are unable to maintain agreements with third parties to sell and market taletrectinib in jurisdictions outside of the U.S. or our partnered territories, we will be unable to successfully commercialize taletrectinib if and when it is approved in such jurisdictions.
•
Failure by us to maintain a manufacturing supply chain to appropriately and adequately supply IBTROZI for commercial and future clinical uses would adversely affect our ability to commercialize IBTROZI and/or result in a further delay in or cessation of clinical trials, and our business and business prospects could be severely harmed.
•
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
•
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
•
Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, health information privacy and security laws and other healthcare laws and regulations, including comparable foreign healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
•
We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of taletrectinib, safusidenib, and our other current and future product candidates.
•
We will need substantial funding to pursue our business objectives. If we are unable to receive significant revenues from the sales of our products or if we are unable to raise capital if and when needed or on favorable terms, we could be forced to delay, reduce or terminate our product development, other operations or commercialization efforts.
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

On April 9, 2024 (the “Acquisition Date”), the Company completed its acquisition of AnHeart Therapeutics Ltd., an exempted company incorporated under the laws of the Cayman Islands (“AnHeart”), pursuant to that certain Agreement and Plan of Merger (the “AnHeart Merger Agreement”), by and among the Company, AnHeart, Artemis Merger Sub I, Ltd., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company, and Artemis Merger Sub II, Ltd., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company.

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

The following table summarizes our product candidate pipeline:

We commercially launched IBTROZI in the U.S. in June 2025, following its approval by the U.S. Food and Drug Administration (“FDA”) on June 11, 2025 for the treatment of adult patients with locally advanced or metastatic ROS1-positive (“ROS1+”) non-small cell lung cancer (“NSCLC”). Taletrectinib has also been approved by Japan’s Ministry of Health, Labour, and Welfare (“MHLW”) and by China’s National Medical Products Administration (“NMPA”) for the treatment of adult patients with ROS1+ locally advanced or metastatic NSCLC (“mNSCLC”). Taletrectinib is being commercialized in Japan by our partner Nippon Kayaku Co., Ltd (“NK”) under the brand name IBTROZI and in China by our partner Innovent Biologics (Suzhou) Co. Ltd. (“Innovent”) under the brand name DOVBLERON®. Taletrectinib has been granted Orphan Drug Designation by the U.S. FDA for the treatment of patients with ROS1+ NSCLC and other NSCLC indications and was previously granted Breakthrough Therapy Designations by both the U.S. FDA and China’s NMPA for the treatment of patients with locally advanced or metastatic ROS1+ NSCLC. In January 2026, we announced a partnership with Eisai Co., Ltd. (“Eisai”) to commercialize taletrectinib in Europe and other territories outside the U.S., China and Japan. In partnership with Eisai, we expect to submit a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) in the first half of 2026.

Taletrectinib continues to be evaluated for the treatment of patients with locally advanced or metastatic ROS1+ NSCLC in two Phase 2 single-arm pivotal studies: TRUST-I in China, and TRUST-II, a global study, as well as in a confirmatory randomized Phase 3 study versus crizotinib in China known as TRUST-III. In September 2025, we announced our first patient was enrolled in a global Phase 3, placebo-controlled study known as TRUST-IV, to evaluate taletrectinib for the adjuvant treatment of patients with resected ROS1+ early-stage NSCLC.

In addition to taletrectinib, our clinical stage pipeline includes safusidenib, a novel, oral, potent, brain penetrant, targeted inhibitor of mutant isocitrate dehydrogenase 1 (“mIDH1”). Safusidenib is being evaluated in the SIGMA study, which is a randomized Phase 3 study for the maintenance treatment of high-risk or high-grade IDH1-mutant astrocytoma with safusidenib against placebo.

Strategy

We strive to deliver meaningful benefits to patients with serious unmet medical needs in oncology by developing and commercializing novel and differentiated therapies. The core elements of our strategy include:

•
Maximize the value of IBTROZI, including continued investment and execution of our U.S. commercial launch in ROS1+ mNSCLC, and supporting the ongoing development and commercialization efforts of our collaboration partners Innovent, NK, and Eisai in their respective licensed territories.

•
Advancing the ongoing clinical development of safusidenib and continued evaluation of preclinical candidates from our drug-drug conjugate (DDC) platform.
•
Leveraging our deep insights in medicinal chemistry to pursue innovative clinical candidates and our business development expertise to identify and in-license or acquire additional promising drug candidates.
•
Identifying strategic opportunities to accelerate development timelines and maximize the value of our pipeline.

U.S. Commercialization of IBTROZI

IBTROZI is an oral, potent, central nervous system-active, selective, next-generation ROS1 inhibitor. On June 11, following Priority Review and Breakthrough Therapy Designations for both TKI-naïve and TKI-pretreated disease, the U.S. Food and Drug Administration (“FDA”) approved IBTROZI for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC.

We believe IBTROZI is becoming the new standard of care in advanced ROS1+ NSCLC, which is supported by IBTROZI’s best-in-class efficacy and safety profile including objective response rate, durable responses, prolonged progression-free survival, brain penetrance to improve outcomes for patients with brain metastases, activity against tumors that have developed resistance mutations to approved ROS1 tyrosine kinase inhibitors (“TKIs”) such as G2032R, and a low rate of treatment discontinuation.

As the potential new standard of care in advanced ROS1+ NSCLC, we believe the market opportunity for IBTROZI is significant. Each year, more than one million people globally are diagnosed with NSCLC, the most common form of lung cancer. It is estimated that approximately 2% of patients with NSCLC have ROS1+ disease (Lin et al 2017; Zhang et al 2019). Up to 35% of patients newly diagnosed with metastatic ROS1+ NSCLC have tumors that spread to their brain, increasing up to 55% for those whose cancer has progressed following initial treatment (Ou et al 2019).

To support this significant market opportunity, we have 71 commercial field team members, including key account managers and national account teams, along with 7 medical affairs field team members. We offer a wide range of resources to support access and affordability for eligible IBTROZI patients, including our Nuvation ConnectTM patient support program, which provides a range of resources, including field reimbursement support, which are designed to support access and affordability to eligible patients prescribed IBTROZI.

Taletrectinib Development Programs

IBTROZI Pivotal Studies Overview

IBTROZI’s regulatory approval in the U.S. for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC is based on positive data from two pivotal Phase 2 single-arm studies: TRUST-I in China, and TRUST-II, a global study. With nearly 300 patients enrolled in TRUST-I and TRUST-II, these pivotal studies represent one of the largest global clinical trial programs to date in locally advanced or metastatic ROS1+ NSCLC.

IBTROZI’s FDA approved label is based on an October 2024 data cutoff for TRUST-I and TRUST-II. In TRUST-I, IBTROZI achieved a confirmed objective response rate (“cORR”) of 90% in TKI-naïve patients. These findings were reinforced by the TRUST-II results, with a cORR of 85% in TKI-naïve patients. At the time of the October 2024 data cutoff, the median duration of response (“DOR”) had not been reached in either study. However, based on a more recent August 2025 data cutoff, we announced that IBTROZI’s median DOR in the pooled TRUST-I and TRUST-II studies had matured to 50 months. We plan on providing additional data from the August 2025 data cutoff at a medical conference in 2026.

Across the TRUST-I and TRUST-II pivotal studies, consistent results were also observed among patients who were previously treated with a ROS1 TKI (“TKI-pretreated”). As of the October 2024 data cutoff, in TRUST-I, treatment with IBTROZI achieved a cORR of 52% and median DOR of 13.2 months for TKI-pretreated patients, with median follow-up for responses of 33 months. In TRUST-II, treatment with IBTROZI achieved a cORR of 62%, and as of October 2024, the median DOR was 19.4 months in these patients, with a median follow-up for responses of 19 months.

IBTROZI was generally well-tolerated, with most adverse events being low grade, transient and manageable. Patients infrequently (7%) discontinued treatment due to treatment-emergent adverse events (“TEAEs”). The most common adverse reactions (≥20%) included diarrhea (64%), nausea (47%), vomiting (43%), dizziness (22%), rash (22%), constipation (21%), and fatigue (20%). Overall, the majority of central nervous system events were mild to moderate (~90%) and resolved within days, and dose modifications due to these events were low (~5%). Approximately 90% of reported cases of dizziness were Grade 1 (mild) and transient. Liver enzyme elevations (AST 87%/ALT 85%) and QT prolongation (19%) were manageable with standard monitoring and dose modifications.

Additional Clinical Studies

We are also evaluating taletrectinib in a confirmatory randomized Phase 3 study versus crizotinib in China for treatment naïve patients with locally advanced or metastatic ROS1+ NSCLC, which is known as TRUST-III, as well as in a global Phase 3, placebo-controlled study for the adjuvant treatment of patients with resected ROS1+ early-stage NSCLC, which is known as TRUST-IV.

Taletrectinib In-License Agreement

In December 2018, AnHeart Therapeutics Inc. (“AHT”), a wholly owned subsidiary of AnHeart, entered into a license agreement with Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), pursuant to which Daiichi Sankyo granted to AHT exclusive worldwide rights to develop and commercialize taletrectinib (the “Taletrectinib In-License Agreement”).

To date, under the Taletrectinib In-License Agreement, we have paid Daiichi Sankyo $23.0 million in connection with an upfront payment and the achievement of development and regulatory milestones. In addition, we are obligated to pay up to $20.0 million upon achievement of commercial sales milestones, and a high single-digit percentage royalty based on worldwide net sales subject to certain adjustments. Our obligation to pay royalties under the Taletrectinib In-License Agreement will expire on a country-by-country basis upon the later of the expiration of the last valid claim of a patent licensed under the Taletrectinib In-License Agreement covering taletrectinib, and ten years after the first commercial sale of taletrectinib in such country.

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

Taletrectinib Out-License Agreements

In May 2021, Nuvation Bio China Ltd. (formerly known as AnHeart Therapeutics (Hangzhou) Co. Ltd.) (“Nuvation Bio China”), a wholly owned subsidiary of AnHeart, entered into a collaboration and license agreement with Innovent (the “Innovent Agreement”), pursuant to which Nuvation Bio China granted to Innovent exclusive rights to commercialize taletrectinib in mainland China, Hong Kong, Macau and Taiwan (collectively, the “Innovent Territory”), as well as certain development rights within the Innovent Territory. To date, pursuant to the Innovent Agreement, Nuvation Bio China has received $67.0 million in connection with an upfront payment, reimbursement of research and development expenses, and achievement of regulatory milestones. In addition, we may receive up to $17.0 million upon achievement of additional regulatory milestones, up to $105.0 million upon achievement of commercial milestones, and tiered percentage royalties ranging from mid-teen to low-twenties on annual net sales of taletrectinib in the Innovent Territory subject to certain adjustments. Innovent’s obligation to pay royalties under the Innovent Agreement will expire on a country-by-country basis upon the later of the expiration of the last valid claim of a patent licensed under the Taletrectinib In-License Agreement covering taletrectinib, and ten years after the first commercial sale of taletrectinib in such country. The Innovent Agreement will continue in effect until Innovent ceases all commercial activity related to taletrectinib in the Innovent Territory or termination of the Taletrectinib In-License

Agreement. We may terminate the Innovent Agreement if Innovent challenges any patents licensed to it under the Innovent Agreement. Innovent may terminate the Innovent Agreement upon one-month’s prior written notice if it has bona fide material concerns regarding the lack of safety or efficacy of taletrectinib. Either party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days (or, if such material breach cannot be cured within 90 days, if the other party does not commence and diligently continue actions to cure such breach during such 90 days), or due to insolvency or bankruptcy of the other party.

In October 2023, AHT entered into a collaboration and license agreement with NK (the “NK Agreement”), pursuant to which AHT granted to NK exclusive rights to commercialize taletrectinib for all human indications in Japan (the “NK Territory”), and exclusive rights to research and develop taletrectinib for any indication other than ROS1+ NSCLC in Japan subject to AnHeart’s prior approval. Pursuant to the NK Agreement, AHT received a $40.0 million upfront payment. In addition, we received $25.0 million upon achievement of a regulatory milestone and may receive up to $35.0 million upon achievement of commercial milestones, and a lower-mid double digit percentage royalty on net sales of taletrectinib in the NK Territory. The NK Agreement will continue in effect until the later of first sale of a first generic for taletrectinib for which a drug reimbursement price has been established in the NK Territory, and our obligation to pay royalties under the Taletrectinib In-License Agreement for net sales of taletrectinib in the NK Territory. We may terminate the NK Agreement if NK challenges any patents licensed to it under the NK Agreement. NK may terminate the NK Agreement upon 90 days prior written notice if it has bona fide material concerns regarding the lack of safety or efficacy of taletrectinib, or at any time after first commercial sale of taletrectinib upon 6 month’s prior written notice. Either party may terminate the agreement in the event of a material breach by the other party that remains uncured for 90 days (or, if such material breach cannot be cured within 90 days, if the other party does not commence and diligently continue actions to cure such breach during such 90 days), and AHT may terminate the agreement due to insolvency or bankruptcy of NK.

In January 2026, we entered into a license and collaboration agreement (the “Eisai Agreement”) with Eisai, pursuant to which we granted Eisai an exclusive license to develop and commercialize taletrectinib in the following territories: the European Union and all member states thereof, Albania, Andorra, Armenia, Azerbaijan, Belarus, Bosnia and Herzegovina, Georgia, Kosovo, Moldova, Monaco, Montenegro, North Macedonia, San Marino, Serbia, Switzerland, Ukraine, Vatican City, the United Kingdom, Russia, Turkey, Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, the United Arab Emirates, Israel, Jordan, Iran, Iraq, Libya, Lebanon, Egypt, Sudan, Morocco, Algeria, Tunisia, Australia, New Zealand, Canada, Singapore, Philippines, Indonesia, Thailand, Malaysia, Vietnam and India (collectively, the “Eisai Territory”). Pursuant to the Eisai Agreement, we received a €50 million upfront payment. In addition, we may receive a regulatory milestone of €25 million and up to an aggregate of €120 million upon the achievement of certain sales milestones, and tiered percentage royalties ranging from low- to high-teens on aggregate annual net sales of taletrectinib subject to certain customary reductions. Eisai’s obligation to pay royalties under the Eisai Agreement will expire on a country-by-country basis upon the later of the expiration of the last valid claim of licensed patents covering taletrectinib, the expiration of regulatory exclusivity covering taletrectinib, and ten years after the first commercial sale of taletrectinib in such country. The Eisai Agreement will continue in force until the expiration of the applicable royalty term. We may terminate the Eisai Agreement if Eisai challenges any patents licensed to it under the Eisai Agreement. Eisai may terminate the Eisai Agreement if we materially breach or terminate the Taletrectinib In-License Agreement, if taletrectinib has a demonstrated lack of safety for human use due to significant toxicity that was unknown as of the effective date of the Eisai Agreement, if Eisai does not receive certain regulatory approvals from the European Commission by a certain date (except where such failure is as a result of Eisai’s acts or omissions), or on a country-by-country basis if certain fundamental patents are invalidated in such country in the Territory. Either party may terminate the Eisai Agreement in the event of a material breach by the other party that remains uncured for 90 days (or, if such material breach cannot be cured within 90 days, if the other party does not commence and diligently continue actions to cure such breach during such 90 days or if the material breach remains uncured for 180 days), or due to insolvency or bankruptcy of the other party.

Safusidenib: mIDH1 Inhibitor Program

Safusidenib is a novel, oral, potent, brain penetrant, targeted inhibitor of mIDH1, which is detected in various tumors, including gliomas. IDH proteins play a critical role in the citric acid cycle, also known as the tricarboxylic acid cycle or Krebs cycle, by catalyzing the conversion of isocitrate to α-ketoglutarate. Mutant IDH catalyzes abnormal conversion of α-ketoglutarate to the oncometabolite 2-hydroxyglutarate (2-HG). Accumulation of 2-HG leads to tumorigenesis by inducing changes in various cellular processes, including epigenetic dysregulation. Most patients with IDH mutant glioma harbor the mIDH1 subtype known as IDH1R132H (Machida et al 2020). The Central Brain

Tumor Registry of the United States estimated that the incidence of IDH-mutant glioma in the United States in 2018-2021 to be approximately 2,500 new cases per year, with approximately half of such patients classified as low-grade and the other half as high-grade.

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

Phase 1 Study Results

A Phase 1 multicenter, open-label, dose-escalation study evaluating safusidenib as a monotherapy in 47 patients was conducted in Japan and sponsored by Daiichi Sankyo Co., Ltd. Patients were divided into enhancing and non-enhancing groups based on the presence or absence of tumor contrast enhancement judged by each investigator at the time of enrollment. Tumor response was assessed by Response Assessment in Neuro-Oncology (“RANO”) for enhancing tumors and RANO-low grade glioma (“RANO-LGG”) for non-enhancing tumors. Tumors that show enhancement on MRI scans tend to have more vascularization and disruption to the blood-brain barrier and are generally associated with a higher degree of malignancy compared with non-enhancing tumors.

As reported in the journal of Neuro-Oncology in February 2023, the objective response rates were 17.1% for enhancing tumors and 33.3% for non-enhancing tumors, including one complete response in a grade 4 astrocytoma and one complete response in the target lesions of a grade 3 oligodendroglioma (with stable disease in non-target lesions).

The maximum tolerated dose was not reached. Most adverse events (AEs) were grade 1-2. Twenty (42.6%) patients experienced at least one grade 3 AE. No grade 4 or 5 AEs or serious drug-related AEs were reported. Common AEs (>20%) were skin hyperpigmentation, diarrhea, pruritus, alopecia, arthralgia, nausea, headache, rash, back pain, and dry skin. Seven on-treatment brain tumor samples showed a significantly lower amount of D-2-HG compared with pre-study archived samples.

Japan Phase 2 Study Results

Safusidenib is being evaluated in a Phase 2 open-label, multicenter, single-arm study in 27 patients with IDH1-mutant grade 2 gliomas who had no prior anticancer therapy except for resection or biopsy. This study is being conducted in Japan by Daiichi Sankyo.

As reported in the journal of Neuro-Oncology in November 2025, the study met its primary endpoint, demonstrating an objective response rate (“ORR”) of 44.4%; median duration of response could not be estimated because no progression events had occurred. As of the data cut-off (March 2023), median progression-free survival (“PFS”) was not yet reached, with a median follow-up time of 28 months, demonstrating the long-term potential of safusidenib to delay disease progression. At 24 months, 87.9% of patients were progression free. While the published results reflect the March 2023 data cutoff, as of September 2025, 12 patients remained on treatment with safusidenib, further supporting the durability of responses.

Adverse events were mostly mild to moderate and manageable. Grade 3 or greater treatment-related adverse events occurred in five (18.5%) patients. No grade 5 events were reported. Three (11.1%) patients had treatment-emergent adverse events that led to study treatment discontinuation, two of which were considered related to safusidenib by study investigators and were resolved with dose interruption and/or appropriate medical management.

It should be noted that a Good Clinical Practice (“GCP”) noncompliance issue regarding the collection of adverse events was identified during the study. Therefore, all safety data presented in this manuscript was based on a subsequent re-investigation and re-collection of adverse events performed in strict accordance with the study protocol to ensure data integrity.

Clinical Development Plan for Safusidenib in mIDH1 Glioma

We are currently conducting a Phase 3 global study to evaluate the efficacy and safety of safusidenib versus placebo for the maintenance treatment of patients with high-risk or high-grade IDH1‑mutant astrocytoma following standard‑of‑care, which is known as the SIGMA study. The primary endpoint is PFS as assessed by Blinded

Independent Central Review per Response Assessment in Neuro‑Oncology 2.0, which the FDA agreed could support full approval in this setting. Secondary endpoints include overall survival, PFS as assessed by the investigator, ORR, and duration of response. The enrollment target for this pivotal cohort is 300 patients. The trial will also enroll a separate, non‑pivotal, single‑arm cohort to examine the efficacy and safety of safusidenib in patients with chemotherapy and radiotherapy naïve grade 3 IDH1-mutant oligodendroglioma. The primary endpoint for this exploratory cohort is ORR. This cohort will enroll approximately 40 patients.

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

To date, under the Safusidenib In-License Agreement, AHT has paid Daiichi Sankyo $12.0 million in connection with an upfront payment and the achievement of a development milestone. In addition, we are obligated to pay up to $3.0 million upon achievement of additional development milestones, up to $50.0 million upon achievement of regulatory milestones, up to $45.0 million upon achievement of commercial sales milestones, and a high single-digit percentage royalty based on worldwide net sales subject to certain adjustments. Our obligation to pay royalties under the Safusidenib In-License Agreement will expire on a country-by-country basis upon the later of the expiration of the last valid claim of a patent licensed under the Safusidenib In-License Agreement covering safusidenib, and ten years after the first commercial sale of safusidenib in such country.

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

As of December 31, 2025, taletrectinib is covered by patent families that we either own or have exclusively licensed from Daiichi Sankyo worldwide. These patent families cover the composition of matter of taletrectinib, methods of use thereof, or methods of manufacturing thereof. These patents families include issued patents as well as pending patent applications in the U.S. and certain foreign jurisdictions, and patents that have issued or may issue from these patent families are expected to expire from 2033 to 2042 (not including patent term adjustment or extension that may be available to extend the term of such patents). An application under 35 U.S.C. § 156 has been filed in the United States Patent and Trademark Office (the “USPTO”), requesting extension of the term of a U.S. patent covering the composition of matter of taletrectinib by five years. If the extension is granted by the USPTO, the term of the U.S. patent will be extended from 2033 to 2038.

For safusidenib, as of December 31, 2025, we have an exclusive worldwide (other than Japan) license from Daiichi Sankyo to patent families that cover the composition of matter of safusidenib, methods of use thereof, or methods of manufacturing thereof. These patents families include issued patents as well as pending patent applications in the U.S. and certain foreign jurisdictions, and patents that have issued or may issue from these patent families are expected to expire from 2035 to 2041 (not including patent term adjustment or extension that may be available to extend the term of such patents).

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

We obtain taletrectinib API and drug product pursuant to long-term supply agreements. We currently rely upon a single source for taletrectinib API and are working to develop a second source. For our other investigational products, we have obtained APIs and drug product from various single-source third-party CMOs. We are in the process of developing our supply chain for each of our investigational products and intend to put in place framework agreements under which CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs, and which agreements will provide us with intellectual property rights necessary to conduct the business. We seek to use a different CMO for each investigational product and will consider further diversification of drug product and supply organizations as circumstances warrant. Overall, as we advance our investigational products through development, we will start by seeking multiple sources for raw materials and address other potential points of concern over time.

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

Taletrectinib competes against approved drugs including Pfizer’s Xalkori®, Roche’s Rozlytrek®, and BMS’s Augtyro®. Other ROS1 inhibitors currently in clinical-stage development include Nuvalent’s zidesamtinib.

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

U.S. Drug Development

In the U.S., the FDA regulates drugs under the Food, Drug, and Cosmetic Act (“FDCA”). Drugs also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates are considered small molecule drugs and must be approved by the FDA through the new drug application (“NDA”) process before they may be legally marketed in the U.S. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”);
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board (“IRB”) or ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well controlled human clinical trials in accordance with applicable IND regulations, current GCP requirements and other clinical trial-related protocols and regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;
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

Pursuing FDA approval of an in vitro companion diagnostic would require either a pre-market notification, also called 510(k) clearance, or a pre-market approval (“PMA”) for that diagnostic. The review of companion diagnostics involves coordination of review with the FDA’s Center for Devices and Radiological Health. The original PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. The applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness, including information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reliable results in the context of its intended use. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations also impose obligations on covered entities such as health insurance plans, healthcare clearinghouses, and certain healthcare providers and their respective business associates and covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
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

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increasing their transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory. The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

European Union Drug Review and Approval

In the European Economic Area (“EEA”), which comprises the 27 Member States of the European Union and three European Free Trade Association States (Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”).

To obtain an MA for a product in the EEA, an applicant must submit a MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EEA countries

(decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EEA.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid for all EEA countries. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

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

Accelerated and Alternative Marketing Authorization Mechanisms

Importantly, a dedicated contact and rapporteur from the EMA’s Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies, are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

A “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Pediatric Development

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan (PIP), agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate, or SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity.

Data and Market Exclusivity

The EU provides opportunities for data and market exclusivity related to MAs. Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for MA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Orphan Designation

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Post-Authorization Requirements

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAAs must include a risk management plan (RMP), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

Other EU Compliance Requirements

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (SmPC), which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians and other healthcare professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

Much like the Anti-Kickback Statute prohibition in the United States, described above, the provision of benefits or advantages to physicians and other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and health care professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. Infringement of related laws could result in substantial fines and imprisonment.

Payments made to physicians and other health care professionals in certain EU Member States must be publicly disclosed. Moreover, agreements with health care professionals may require prior notification or approval by the health care professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Regulation of Companion Diagnostics in the EU

In the EEA, companion diagnostics are deemed to be in vitro diagnostic medical devices (IVDs), and are governed by Regulation 2017/746 (IVDR), which entered into application on May 26, 2022, repealing and replacing Directive 98/79/EC.

The IVDR defines a companion diagnostic as a device which is essential for the safe and effective use of a corresponding medicinal product to: (a) identify, before and/or during treatment, patients who are most likely to benefit from the corresponding medicinal product; or (b) identify, before and/or during treatment, patients likely to be at increased risk of serious adverse reactions as a result of treatment with the corresponding medicinal product.

The IVDR and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. IVDs, including companion diagnostics, must conform with the general safety and performance requirements (GSPRs), of the IVDR. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPR laid down in Annex I to the IVDR, and obtain the right to affix the CE mark, IVD manufacturers must conduct a conformity assessment procedure, which varies according to the type of IVD and its classification. Apart from low risk IVDs (Class A which are not sterile), in relation to which the manufacturer may issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

Companion diagnostics must undergo a conformity assessment by a Notified Body. If the related medicinal product has, or is in the process of, being authorized through the centralized procedure for the authorization of medicinal products, the notified body will, before it can issue a CE Certificate of Conformity, be required to seek a scientific opinion from the EMA on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. For medicinal products that have or are in the process of authorization through any other route provided in EU legislation, the Notified Body must seek the opinion of the national competent authority of an EU Member State.

Coverage and Reimbursement

Sales of our products and our product candidates, if approved, will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the U.S., for example, principal decisions about reimbursement for new products are typically made by CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis.

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

Further, recently, in the U.S. there has been heightened governmental scrutiny of the manner in which drug manufacturers set prices for their marketed products. Pricing pressures can arise from rules and practices of managed care organizations, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, healthcare reform, pharmaceutical reimbursement policies and pricing in general. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize IBTROZI or any of our product candidates that we develop.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, in the EEA, some countries may restrict the range of products for which their national health insurance systems provide reimbursement. Other countries may control the prices of medicinal products for human use or allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations. In addition, other countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called Health Technology Assessments (“HTAs”)) in order to obtain reimbursement or pricing approval. HTAs of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in EEA countries, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, was adopted in the EU. This Regulation, which entered into application on January 12, 2025 and has a phased implementation, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation initially applies to new active substances for oncology and ATMPs. It will be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Select high-risk medical devices also came into scope in 2026. The Regulation permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. In addition, some EEA countries may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EEA countries allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Healthcare Reform

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers and continues to significantly impact the U.S. pharmaceutical industry.

Since its enactment, there have been executive, judicial and Congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and other litigation, and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act.

Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect until 2032, unless additional congressional action is taken. These and other future healthcare reform measures may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in reform measures designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Facilities

Our principal executive offices are located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, with an option for us to extend the lease for an additional five years which is not reasonably assured of exercise, and in San Francisco, where we lease approximately 19,418 square feet of office space that terminates in 2029. We also occupy office space located in Burlington, Massachusetts, where we lease approximately 2,235 square feet of office space under a lease that terminates in 2027, as well as a total of approximately 1,799 square meters of office space in the People’s Republic of China, in the cities of Beijing, Guangzhou, Hangzhou and Shanghai, under leases that terminate in 2026 through 2029.

Human Capital

Employees

As of December 31, 2025, we had 298 full-time employees, 58 of whom hold Ph.Ds, M.Ds or Pharm.Ds. Of our total workforce, 147 employees are engaged in research and development, and 151 employees in selling, general and administrative. Our workforce also includes 67 independent contractors. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages nor are we aware of any employment circumstances that are likely to disrupt work at any of our facilities. We consider our relationship with our employees to be strong.

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

We value agility, passion and teamwork, and are building an engagement environment where our employees can thrive and one that inspires exceptional contributions and professional and personal development in order to achieve our mission to significantly change the practice of oncology. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We are committed to providing a competitive and comprehensive benefits package to our employees. Our benefits package provides a balance of protection along with the flexibility to meet the individual health and wellness needs of our employees.

Diversity and Inclusion

Diversity and inclusion are priorities for us. We believe that a rich culture of inclusion and diversity enables us to create, develop and fully leverage the strengths of our workforce. Our workforce comprises approximately 58% female employees and approximately 34% racial/ethnic minority employees.

Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business.

On July 30, 2025, Tim Patterson filed a derivative complaint (Tim Patterson, derivatively on behalf of Nuvation Bio, Inc. v. David Hung, et al. Index No. 654535/2025) (the “Action”) in the Supreme Court of the State of New York for the County of New York on behalf of Nuvation Bio against our seven current directors and one former director (the “Individual Defendants”). The Action asserts claims against the Individual Defendants for allegedly breaching their fiduciary duties to us by awarding our directors excessive compensation between 2021 and 2024 and seeks restitution from the Individual Defendants, changes to our director compensation policies and practices, and attorneys’ fees and other costs of suit. On November 12, 2025, the plaintiff voluntarily discontinued the Action without prejudice.

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

The successful commercialization of IBTROZI and our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies. Failure to obtain or maintain adequate coverage and reimbursement for IBTROZI or our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid in the U.S., comparable foreign healthcare programs, private health insurers and other third-party payors are essential for most patients to be able to afford products such as IBTROZI. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize IBTROZI and our product candidates, if approved, and, if desired, attract collaboration partners to invest in the development of our product candidates. Coverage under certain government programs, such as Medicare, Medicaid, the 340B drug pricing program and TRICARE, or comparable foreign healthcare programs, may not be available for IBTROZI and certain of our product candidates, if approved. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., European Union Member States, China or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize IBTROZI and our product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

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
•
our ability to generate revenues and achieve or maintain profitability; and
•
the amount of taxes that we are required to pay.

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

If we are unable to maintain our agreements with third parties to sell and market taletrectinib in jurisdictions outside of the U.S. or our partnered territories, we will be unable to successfully commercialize taletrectinib if and when it is approved in such jurisdictions.

We have out-licensed commercial rights to taletrectinib to Innovent in mainland China, Hong Kong, Macau and Taiwan; to NK in Japan; and to Eisai in Europe and other territories. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, taletrectinib in territories outside of the U.S. and territories subject to existing partnerships, or for our other product candidates if and when they are approved.

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

IBTROZI has been approved in the U.S., Japan and in China (sold under the brand name DOVBLREON) for the treatment of advanced ROS1+ NSCLC. Approved products are subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (“cGMP”), regulations and Good Clinical Practice (“GCP”), for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo (the “Loper Bright decision”) overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper Bright decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Moreover, if there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include:

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

Our regulatory approval for IBTROZI in the U.S. in advanced ROS1+ NSCLC is subject to post-marketing requirements and commitments, including:

•
a pediatric study;
•
a multicenter cohort in TRUST-II to further characterize the PK and safety of taletrectinib 400 mg daily taken with standard meals, in patients with advanced or metastatic ROS1+ NSCLC;
•
a hepatic impairment clinical trial to determine the PK and safety of taletrectinib in patients with moderate and severe hepatic impairment;
•
clinical drug interaction studies to evaluate the effect of taletrectinib on pharmacokinetics of certain sensitive CYP and transport substrates;
•
a clinical trial to evaluate and inform on the exposure of taletrectinib when taken with H2-receptor antagonists;
•
complete TRUST-I and TRUST-II studies, including a minimum of 18 months of response and follow-up for all pivotal patients; and
•
an analytical and clinical validation study to support the development of a companion diagnostic.

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

•
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

Our clinical-stage product candidates as well as our other pipeline assets will require significant further investment and regulatory approvals prior to commercialization. Our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, build out of additional commercial infrastructure, substantial investment and significant marketing efforts, before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our clinical-stage product candidates, including safusidenib, which is in a Phase 3 study. We anticipate incurring significant costs associated with launching and commercializing our current and future product candidates, including as a result of payment obligations under the Taletrectinib In-License Agreement, the Safusidenib In-License Agreement, our revenue interest financing agreement with Sagard Healthcare Partners (Delaware) II LP (the “RIF Agreement”), and our credit agreement and guaranty with Sagard Holdings Manager LP (the “Loan Agreement”). Furthermore, if the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products. Our revenues will also depend, in part, upon our current collaborators’ and future collaborators’ ability to obtain regulatory approval and successfully commercialize our product candidates in their respective territories. We would continue to bear the risk that the FDA or similar foreign regulatory authorities such as the European Commission, the U.K. Medicines & Healthcare Products Regulatory Agency (“MHRA”) or the National Medical Product Administration of China (“NMPA”), could revoke approval, or that safety, efficacy, manufacturing or supply issues could arise that negatively impact product sales.

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

As of December 31, 2025, we had $529.2 million in cash and investments, and an accumulated deficit of $1,115.4 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, which could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs, including compliance costs. Legislation referred to as the OBBBA enacted in 2025, the Inflation Reduction Act enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”) made many significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under the Tax Act to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We are evaluating the potential impacts this and other changes under the OBBBA may have on our business. Future guidance from the Internal Revenue Service and other tax authorities with respect to any such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

In addition, our tax obligations (including the cost of compliance) and effective tax rate could increase, including as a result of the base erosion and profit shifting (“BEPS”) project that is being led by the Organization for Economic Co-operation and Development (“OECD”), and other initiatives led by the OECD. For example, the OECD is leading work on proposals, commonly referred to as “BEPS 2.0”, which have made (and are expected to continue to make) important changes to the international tax system. These proposals include, among other measures, the imposition of a minimum effective corporate tax rate on certain multinational enterprises (referred to as “Pillar Two”). A number of countries have enacted, or are in the process of enacting, core elements of the Pillar Two rules (with further provisions expected to be enacted in the future). The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. For example, on January 5, 2026, the OECD published details of a proposed “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions, which includes the U.S. Based on our current understanding of the minimum revenue thresholds, we currently expect to be outside the scope of the Pillar Two proposals but could fall within their scope in the future. We are monitoring developments (including considering our eligibility to qualify for the relevant safe harbor rules under the proposed “side-by-side” arrangement) and evaluating the potential impacts these new rules may have on our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

As of December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of $330.6 million and $440.5 million, respectively. U.S., federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year.

Separately, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the “Internal Revenue Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. The completion of the 2021 merger of Nuvation

Bio Inc. and Panacea Acquisition Corp., together with private placements and other transactions that have occurred since our inception, may have triggered such an ownership change pursuant to Section 382. We have not completed a Section 382 analysis, and therefore, there can be no assurances that our NOL carryforwards are not already limited. We also may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, this could harm our future operating results by effectively increasing our future tax obligations. In addition, due to changes in laws and regulations, including changes proposed or implemented by the current or a future U.S. presidential administration, such as alternative minimum taxes, or other unforeseen reasons, our existing net operating losses could become unavailable to reduce future income tax liabilities. Further, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027.

Risks Related to our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On March 3, 2025, we announced the closing of a non-dilutive financing of up to $250.0 million from entities affiliated with Sagard Healthcare Partners (collectively, “Sagard”). The financing is comprised of a $150.0 million (the “Investment Amount”) synthetic royalty financing under the RIF Agreement and a $100.0 million senior secured term loan under the Loan Agreement. The Investment Amount and the first $50.0 million tranche of the term loan was funded on June 25, 2025, following FDA’s approval of IBTROZI. The second $50.0 million tranche of the term loan will be available at our option until June 30, 2026, because we have achieved first U.S. commercial sale of IBTROZI.

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

All obligations under the Loan Agreement are secured by substantially all of our assets, including our intellectual property, and all obligations under the RIF Agreement are secured by accounts receivable arising from U.S. net sales of IBTROZI and intellectual property, product registrations and regulatory approvals related to commercialization and development of IBTROZI in the United States. Further, the terms of the Loan Agreement and the RIF Agreement place restrictions on our operating and financial flexibility, and limit or prohibit our ability to dispose of certain assets and engage in other significant transactions. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing the outstanding debt obligations at maturity. As we draw down any of the tranches under the Loan Agreement, our indebtedness will increase, which would further increase our risk of being unable to pay off or refinance our outstanding debt obligations at maturity.

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

Our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of one or more of our current or future product candidates, such as safusidenib. We cannot be certain that any of these or any other product candidates will receive regulatory approval or will be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of product candidates is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. The FDA and similar foreign regulatory authorities may not agree that the clinical data demonstrates safety and efficacy of our product candidates.

Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies or clinical trials. For example, based on clinical experience since February 2022, we have discontinued or deprioritized three clinical-stage programs. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates. The success of our product candidates will depend on several additional factors, including:

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

In addition, the clinical trial requirements of the FDA, the European Union, competent authorities of EU Member States, the MHRA, the NMPA and other comparable regulatory authorities and the criteria regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.

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

The success of our business depends in part upon our ability to identify, develop and commercialize products based on our proprietary DDC platform, which leverages a novel and unproven therapeutic approach within the drug-conjugate class of anti-cancer therapies. We have not yet demonstrated safety or efficacy for any DDC product candidate. Our research methodology and novel approach to oncology using our DDC platform may be unsuccessful in identifying additional product candidates, and any product candidates based on our technology may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. In addition, adverse developments with respect to one of our DDC platform-based programs may have a significant adverse impact on the actual or perceived likelihood of success and value of similar programs. For example, in November 2025, we announced the discontinuation of development of NUV-1511, our first DDC clinical product candidate, due to inconsistent efficacy.

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

In the EEA, companion diagnostics are regulated as IVDs and are governed by the IVDR. IVDs, including companion diagnostics, must conform with the GSPRs of the IVDR as a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPR laid down in Annex I to the IVDR, and obtain the right to affix the CE mark, companion diagnostics must undergo a conformity assessment by a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. In addition, before issuing the CE Certificate of Conformity, the Notified Body will be required to seek a scientific opinion from the EMA or the national competent authority of the relevant EU Member State, as applicable, on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. The CE Certificate of Conformity and the related conformity assessment process entitle the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory approval or certification prior to commercialization of the associated product candidate. If we or third parties are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so:

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

Even if our product candidates and any associated companion diagnostics are approved or certified for marketing, the need for companion diagnostics may slow or limit adoption of our product candidates. Although we believe genetic testing is becoming more prevalent in the diagnosis and treatment of cancer, our product candidates may be perceived negatively compared to alternative treatments that do not require the use of companion diagnostics, due to either the additional cost of the companion diagnostic or the need to complete additional procedures to identify genetic markers prior to administering our product candidates.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. The current and future use of product candidates by us in clinical trials, and the sale of IBTROZI and any other approved products in the future, may expose us to liability claims. These claims might be made by patients who use the product, healthcare providers, pharmaceutical companies or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend or settle, and could compromise the market acceptance of our product candidates or any prospects for commercialization of IBTROZI or our product candidates, if approved. For more information regarding the risks associated with intellectual property-related litigation, see “Risk Factors—Risks Related to Our Intellectual Property.”

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

In the European Union, the European Commission grants orphan designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan designation application. Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (3) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition. Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. The period of market exclusivity is ten years during which the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity may be extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product.

Even if we receive Orphan Drug designation for any of our product candidates, there is no guarantee that we will obtain approval or Orphan Drug exclusivity for such product candidates. Even if we obtain Orphan Drug exclusivity for any of our product candidates, that exclusivity may not effectively protect the product candidates from competition because different therapies can be approved for the same condition and the same therapy could be approved for different conditions. Even after an Orphan Drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Moreover, Orphan Drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Similarly, in the EU a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. Orphan Drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We and our CROs and other vendors are required to comply with cGMP, GCP, and good laboratory practice (“GLP”), which are regulations and guidelines enforced by the FDA, the competent authorities of EU Member States and any comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators, clinical trial sites and other contractors. Although we will rely on CROs to conduct any current or planned GLP-compliant preclinical studies and GCP-compliant clinical trials and has limited influence over their actual performance, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with our investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA and the European Commission, MHRA, NMPA or any other comparable foreign regulatory authority may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that all of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP requirements. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, the competent authorities of EU Member States, the MHRA, the NMPA or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, the competent authorities of EU Member States, the MHRA, the NMPA or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. This may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of taletrectinib, safusidenib, and our other current and future product candidates.

We have limited experience in drug formulation and manufacturing and do not own or operate, and we do not expect to own or operate, facilities for drug manufacturing, storage, distribution or testing. We obtain taletrectinib active pharmaceutical ingredients (“APIs”) and drug product pursuant to long-term supply agreements. We currently rely upon a single source for taletrectinib API and are working to develop a second source. To date, we have obtained APIs and drug product for our investigational products mostly from single-source third-party CMOs. We are in the process of developing our supply chain for each of our investigational products and intend to put in place framework agreements under which CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs. We seek to use a different CMO for each investigational product and will consider further diversification of drug product and supply organizations as circumstances warrant.

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

Our product development programs and the commercialization of our product candidates will require substantial additional capital to fund expenses. The commercial rights to taletrectinib have been out-licensed in China, Japan, Europe and other territories, and we may enter into other collaboration agreements with pharmaceutical and biotechnology companies for the future development and potential commercialization of our product candidates. We will likely have limited control over the amount and timing of resources that our current and future collaborators dedicate to the development or commercialization of any product candidates we may seek to develop and commercialize with them. We cannot predict the success of any current or future collaboration that we may enter into.

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

Risks Related to Regulatory Compliance

Health reform measures, including enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may charge for such product candidates.

The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There have been judicial, executive and congressional challenges and amendments to certain aspects of the Affordable Care Act . For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect through 2032 unless additional congressional action is taken.

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

We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the recent U.S. Presidential and Congressional elections. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced the agreements with several pharmaceutical companies that require the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions for example include (1) directing agencies to reduce workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs of imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion, and reduce Medicaid enrollment and funding. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

The policies of the FDA and other regulatory authorities may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR introduces, among other changes, a centralized application system, coordinated review procedures, expanded reporting and increased transparency obligations. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

Following a public consultation that began in 2022, the United Kingdom government has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials into closer alignment with the CTR. The amendment will become applicable on April 28, 2026 following a one-year transition period. While these changes introduce efficiencies and align with some principles of the EU's Clinical Trials Regulation (CTR), divergence between the United Kingdom and EU regulatory systems remains. Any significant divergence could affect the cost and complexity of conducting clinical trials in the United Kingdom and may impact the acceptability of United Kingdom-based trial data for seeking marketing authorizations in the EU, and vice versa.

In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions, capped at a maximum of eleven years; reshape the incentives regime for orphan medicinal products, by introducing “breakthrough” orphan medicinal products – those addressing diseases with no available medicinal treatment – which will benefit from 11 years of market exclusivity; and expand the Bolar exemption to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors and customers are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, health information privacy and security laws and other healthcare laws and regulations, including comparable foreign healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Our current and future operations are subject to various U.S. federal and state healthcare laws and regulations. Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including commercialization of IBTROZI, our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include:

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services to the extent we become subject to these laws in the future. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal data of California residents and requires businesses subject to the CCPA to provide specific disclosures in privacy notices and respond to requests of such individuals to exercise certain privacy rights. Similar laws are being considered in other states, as well as at the federal and local levels, and we expect more laws related to personal data to become effective in the future. These developments may further complicate compliance efforts and increase our legal risk and compliance costs.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China) and covered persons (i.e., individuals and who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

We also publish privacy policies, marketing materials, and other statements, regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

Even if our owned or licensed patent applications issue as patents, the issuance of any such patents is not conclusive as to their inventorship, scope, validity or enforceability, and such patents may be challenged, invalidated, narrowed or held to be unenforceable, including in the courts or patent offices in the U.S. and abroad, or circumvented. We may be subject to a third-party preissuance submission of prior art to the USPTO, a federal court or equivalent foreign bodies, or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review or interference proceedings, or other similar proceedings, challenging our patent rights or the patent rights of others. An adverse determination as a result of any such submission, proceeding or litigation could reduce the scope of, invalidate, or render unenforceable, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference or derivation proceedings declared by the USPTO to determine priority or ownership of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such proceedings and any other patent challenges may result in loss of patent rights, loss of exclusivity, loss of priority or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Moreover, there could be public announcements of the results of hearings, motions or other developments related to any of the foregoing proceedings. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our Common Stock to decline. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

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

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could negatively impact our business.

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

As of December 31, 2025, we had 298 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative, marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If our information technology systems or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

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

Remote work has increased risks to our information technology systems and data, as more of our personnel utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit or in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

We do not have our own manufacturing capabilities and rely, and will rely, on third parties, including Asymchem, Wuxi STA and Wuxi AppTec in China, to produce clinical or commercial supplies of taletrectinib, clinical supplies of safusidenib and potentially other future product candidates. In addition, we conduct research activities and have business operations both in the U.S. and China, and any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with certain operations based in China, capital controls or tariffs, may affect the competitive position of our products and product candidates, the hiring of scientists and other research and development personnel, the demand for our products and product candidates, our ability to raise capital, and our ability to sell IBTROZI or any of our product candidates that receives marketing approval in certain countries. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

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

Trade disputes, tariffs, restrictions and other political tensions between the U.S. and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could have a material adverse effect on our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have heightened and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report on Form 10-K.

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
•
different tax treatment in various jurisdictions of options granted under our equity incentive plans;
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

Dr. Hung holds all of the outstanding shares of our Class B Common Stock and approximately 17% of our Class A and Class B Common Stock outstanding. In addition to voting together with the Class A Common Stock (with one vote per share) on all matters, the holders of Class B Common Stock have (i) the right to elect and remove without cause three of our directors plus at least 50% of all directors in excess of seven and (ii) an approval right over any acquisition (whether by merger, sale of shares or sale of assets) or our liquidation. Accordingly, Dr. Hung has the ability to control or exert substantial influence over all matters submitted to our stockholders for approval, including the election of directors and amendments of our organizational documents, and an approval right over any acquisition or liquidation of our company. Dr. Hung may have interests that differ from those of the other stockholders and may vote in a way with which the other stockholders disagree and which may be adverse to their interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Class A Common Stock.

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

Our Class A Common Stock is listed on the NYSE under the symbol “NUVB”. Our continued eligibility for listing will depend on our compliance with the continued listing standards of the NYSE and may depend on the number of our shares that are redeemed. If the NYSE delists our securities from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant negative consequences including:

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

On September 3, 2024, we held our 2024 Annual Meeting of Stockholders at which our stockholders approved for the purpose of complying with the listing rules of the New York Stock Exchange, the issuance of up to 85,120,200 shares of Class A Common Stock upon conversion of Series A Non-Voting Convertible Preferred Stock issued in April 2024. The conversion of the Convertible Preferred Stock into 85,120,200 shares of Class A Common Stock was completed and those shares were issued and outstanding as of September 30, 2024.

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

As of December 31, 2025, we have options outstanding to purchase approximately 73,963,104 shares of Class A Common Stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue under the 2021 Plan an aggregate of up to 42,744,648 shares of Class A Common Stock and Class B Common Stock, which amount will be subject to increase from time to time. In addition, in the AnHeart acquisition, we assumed the AnHeart equity incentive plans and reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance upon exercise of outstanding options or settlement of outstanding restricted stock units issued under those plans. We may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Our audit committee of our board of directors, together with our information security function and third-party service providers help identify, assess, and manage the Company’s cybersecurity threats and risks. We take steps designed to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example using automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, conducting internal and/or external audits, conducting threat assessments for internal and external threats, third party threat assessments, conducting vulnerability assessments to identify vulnerabilities, and using external intelligence feeds.

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

We use third-party service providers to assist us from time to time in an effort to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms, including legal counsel, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers (including SIEM tools and 24/7 managed detection and response), penetration testing firms, and dark web monitoring services.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, and contract research organizations. We have a vendor management program designed to manage cybersecurity risks associated with our use of these providers. The program includes the following elements such as a risk assessment, a security questionnaire, a review of the vendor's written security program, a review of security assessments and other reports. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see the section titled “Risk Factors” in Item 1A of this Annual Report on Form 10-K, including the risk factor titled “—If our information technology systems or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

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

Item 2. Properties.

Our principal executive offices are located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, and in San Francisco, where we lease approximately 19,418 square feet of office space that terminates in 2029. In the second half of 2026, we plan to move our New York office to a new location in New York, New York with approximately 18,563 square feet of office space and a lease expiring in 2037. We also occupy office space located in Burlington, Massachusetts, where we lease approximately 2,235 square feet of office space under a lease that terminates in 2027, as well as a total of approximately 1,799 square meters of office space in the People’s Republic of China, in the cities of Beijing, Guangzhou, Hangzhou and Shanghai, under leases that terminate in 2026 through 2029.

We consider our current office spaces adequate to meet our ongoing needs. From time to time we may evaluate additional or substitute office spaces. We believe that we will be able to obtain additional facilities, as needed, on commercially reasonable terms.

Item 3. Legal Proceedings.

On July 30, 2025, Tim Patterson filed a derivative complaint (Tim Patterson, derivatively on behalf of Nuvation Bio, Inc. v. David Hung, et al. Index No. 654535/2025) (the “Action”) in the Supreme Court of the State of New York for the County of New York on behalf of Nuvation Bio against our seven current directors and one former director (the “Individual Defendants”). The Action asserts claims against the Individual Defendants for allegedly breaching their fiduciary duties to us by awarding our directors excessive compensation between 2021 and 2024 and seeks restitution from the Individual Defendants, changes to our director compensation policies and practices, and attorneys’ fees and other costs of suit. On November 12, 2025, the plaintiff voluntarily discontinued the Action without prejudice.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On February 10, 2021, Panacea and Legacy Nuvation Bio completed the Merger. Following the Merger, we changed the name of the combined company to Nuvation Bio Inc.

Our Class A common stock and warrants to purchase Class A common stock originally began trading as units on The New York Stock Exchange on July 1, 2020. Prior to July 1, 2020, there was no public market for our securities. Following the Merger, beginning February 11, 2021, our Class A common stock and warrants to purchase Class A common stock continued trading on The New York Stock Exchange under the symbols “NUVB” and “NUVB.WS,” respectively. On February 10, 2026, the warrants to purchase Class A Common Stock expired and were delisted pursuant to a Form 25 filed by The New York Stock Exchange.

Holders of Record

As of February 26, 2026, there were approximately 36 holders of record of our Class A common stock.

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

Overview

We are a commercial-stage, global biopharmaceutical company focused on tackling some of the greatest challenges in cancer treatment by developing differentiated and novel product candidates. We were founded in 2018 by our chief executive officer, David Hung, M.D., who founded Medivation, Inc. and led its successful development of oncology drugs Xtandi® and talazoparib (now marketed as Talzenna®), leading to its $14.3 billion sale to Pfizer Inc. (“Pfizer”) in 2016. We leverage our team’s extensive expertise in medicinal chemistry, preclinical development, drug development, business development, manufacturing, and commercialization to pursue oncology targets validated by strong clinical or preclinical data and develop novel small molecules that improve the activity and overcome the liabilities of currently marketed drugs.

We commercially launched IBTROZI in the U.S. in June 2025, following its approval by the FDA on June 11, 2025 for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC. Taletrectinib has also been approved by Japan’s MHLW and by China’s NMPA for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC. Taletrectinib is being commercialized in Japan by our partner NK under the brand name IBTROZI and in China by our partner Innovent under the brand name DOVBLERON®. Taletrectinib has been granted Orphan Drug Designation by the U.S. FDA for the treatment of patients with ROS1+ NSCLC and other NSCLC indications, and was previously granted Breakthrough Therapy Designations by both the U.S. FDA and China’s NMPA for the treatment of both TKI-naïve and TKI-pretreated disease patients with locally advanced or metastatic ROS1+ NSCLC.

Taletrectinib continues to be evaluated for the treatment of patients with locally advanced or metastatic ROS1+ NSCLC in two Phase 2 single-arm pivotal studies: TRUST-I in China, and TRUST-II, a global study, as well as in a confirmatory randomized Phase 3 study versus crizotinib in China known as TRUST-III. Taletrectinib is also being evaluated for the adjuvant treatment of patients with resected ROS1+ early-stage NSCLC in a global Phase 3, placebo-controlled study known as TRUST-IV.

In addition to taletrectinib, our clinical stage pipeline includes safusidenib, a novel, oral, potent, brain penetrant, targeted inhibitor of mutant isocitrate dehydrogenase 1 (“mIDH1”). Safusidenib is being evaluated in the SIGMA study, which is currently a randomized registration-enabling phase 3 study evaluating the efficacy and safety of safusidenib versus placebo for the maintenance treatment of patients with high-risk or high-grade IDH1-mutant astrocytoma following standard-of-care.

Recent Developments

•
On November 8, 2025, positive results from a Phase 2 study of safusidenib in Japanese patients with chemotherapy- and radiotherapy-naïve grade 2 IDH1-mutant gliomas were published in the online journal of Neuro-Oncology.
•
In January 2026, we announced entry into an exclusive license agreement for taletrectinib in Europe and additional countries with Eisai.
•
On February 10, 2026, the outstanding warrants to purchase Class A Common stock expired and were delisted pursuant to a Form 25 filed by The New York Stock Exchange.

Financial Overview

Since our inception in 2018, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies, clinical trials, establishing and maintaining our intellectual property portfolio, developing our manufacturing network and managing the manufacture of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. Our revenue related to its out-licensing collaborative agreements consists of product revenue, upfront license fees and milestone payments, royalty revenue and research and development services revenue from its collaboration agreements. We have funded our operations to date primarily from the issuance and sale of our common and preferred stock, including through the Merger and a Private Investment in Public Equity ("PIPE") financing in connection with the Merger.

We have incurred net losses in each year since inception. As of December 31, 2025, we had an accumulated deficit of $1,115.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations as well as a charge related to the acquisition of an in-process research and development asset. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Components of Results of Operations

Revenues

Prior to our commercialization of IBTROZI, substantially all of our revenues were generated from payments under prior collaboration agreements, and milestones, royalties and other revenues from our licensing arrangements. To date, these collaborative arrangements have included out-licenses of and options to out-licensing in-licensed compounds to other parties. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements and royalty payments. Our revenue related to our out-licensing collaborative agreements consists of product revenue, upfront license fees, milestone payments, royalty revenue and research and development services revenue from its collaboration agreements.

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

Cost of Sales

Cost of sales includes primarily of all product related costs, third-party manufacturing, distribution, employee personnel costs and amortization of our licensed market approval for IBTROZI.

Cost of Collaboration and License Agreements Revenue

Cost of collaboration and license agreements revenue includes royalties on net sales of IBTROZI owed to our licensing partner and the proportion of expense recognized under the terms of our collaboration agreements.

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

Results of Operations for the Years Ended December 31, 2025 and 2024

Revenues

The following table summarizes total revenue recognized for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Revenues:
Product revenue, net	$24,663	$—
Collaboration and license agreements revenue	38,239	7,873
Total revenues	$62,902	$7,873

Product Revenue, Net

On June 11, 2025, we announced that the FDA approved IBTROZI for the treatment of adult patients with locally advanced or metastatic ROS1+ non-small cell lung cancer (“NSCLC”). To date, our only source of product revenue has been from the U.S. sales of IBTROZI. We began shipping IBTROZI to our U.S. customers in June 2025. Net product revenue from U.S. sales of IBTROZI was approximately $24.7 million for the year ended December 31, 2025.

Collaboration and License Agreements Revenue

Collaboration and license agreements revenue increased by $30.3 million for the year ended December 31, 2025 compared to 2024. The increase is primarily due to a $19.1 million increase in license revenue and a $6.3 million increase in research and development service revenue as a result of the milestone payment from Nippon Kayaku for the establishment of the reimbursement price in Japan in December 2025, a $1.3 million increase in royalty revenue, and a $3.6 million increase in product supply.

Costs and Expenses

The following table presents a breakdown of our costs and expenses by functional category:

	Years Ended December 31,		Increase /
	2025	2024	(Decrease)
(In thousands)
Costs and expenses:
Cost of sales	$856	$—	$856
Cost of collaboration and license agreements revenue	8,442	7,078	1,364
Research and development	115,106	99,119	15,987
Acquired in-process research and development	—	425,070	(425,070)
Selling, general and administrative	151,562	69,233	82,329
Total costs and expenses	$275,966	$600,500	$(324,534)

Cost of Sales

Cost of sales increased by $0.9 million for the year ended December 31, 2025 was primarily due to amortization of our licensed market approval. During the year ended December 31, 2024, there were no cost of sales recognized.

Cost of Collaboration and License Agreements Revenue

Cost of collaboration and license agreements revenue increased by $1.4 million for the year ended December 31, 2025 compared to 2024. The increase was primarily due to a $2.7 million increase in royalty payment for Daiichi Sankyo offset by $1.3 million decrease in research and development service costs under the term of our collaboration agreement with Innovent.

Research and Development Expenses

Research and development expenses increased by $16.0 million for the year ended December 31, 2025 compared to 2024. The increase was primarily due to a $7.8 million increase in salaries and other benefits driven by the increase in headcount and stock-based compensation primarily related to one-time charge for the vesting of performance-based awards upon receiving U.S. FDA approval of taletrectinib, a $12.1 million increase in third-party costs related to clinical studies, and a $0.1 million increase in amortization of assembled workforce offset by a $4.0 million decrease in regulatory milestone payments to Daiichi.

Acquired In-process Research and Development Expenses

On April 9, 2024, as a result of the acquisition of AnHeart, we recorded a $425.1 million charge representing an acquired in-process research and development asset with no alternative future use in acquired in-process research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $82.3 million for the year ended December 31, 2025, compared to 2024. The increase was due to a $39.4 million increase in personnel-related costs as a result of the increase in headcount and stock-based compensation primarily related to one-time charge for the vesting of performance-based awards upon receiving U.S. FDA approval of taletrectinib, $41.0 million increase in sales and marketing expenses, a $3.1 million increase in legal fees, a $0.1 million increase in professional fees and $0.2 million increase in other expenses offset by $1.5 million decrease in foreign currency impact.

Other Income (Expense), Net

The following table presents a breakdown of our other income (expense):

	Years Ended December 31,
	2025	2024	Change
(In thousands)
Other income (expense):
Interest income	$21,430	$27,062	$(5,632)
Interest expense	(13,682)	(341)	(13,341)
Investment advisory fees	(722)	(976)	254
Change in fair value of warrant liability	(812)	(936)	124
Realized gain (loss) on marketable securities	5	(12)	17
Net loss on fixed asset disposal	(33)	—	(33)
Other income (expense)	2,251	(109)	2,360
Total other income, net	$8,437	$24,688	$(16,251)

Other income (expense), net decreased by $16.3 million for the year ended December 31, 2025 compared to 2024 primarily related to a decrease in interest income from investments of $5.6 million primarily due to lower treasury yield, a $13.3 million increase in interest expense offset by a $0.1 million decrease in the change in fair value of warrant liability, $2.3 million increase in other income due to government subsidy income and a $0.2 million decrease in investment advisory fees.

Liquidity, Capital Resources and Plan of Operations

From inception through December 31, 2024, our operations have been financed primarily by the sale and issuance of Series A preferred stock and common stock, including through the Merger and the PIPE investment. As of December 31, 2025, we had $529.2 million in cash, cash equivalents and marketable securities and an accumulated deficit of $1,115.4 million.

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

On March 3, 2025, we announced the closing of a non-dilutive financing of up to $250.0 million from Sagard. The financing is comprised of a $150.0 million (the "Investment Amount") synthetic royalty financing agreement with Sagard Healthcare Partners (Delaware) II LP (the “RIF Agreement”) and a $100.0 million senior secured term loan with Sagard Holdings Manager LP (the “Loan Agreement”). The Investment Amount and a $50.0 million tranche of the term loan was funded on June 25, 2025, following FDA’s approval of IBTROZI. The second tranche of $50.0 million of the term loan will be available at our option until June 30, 2026, because we have achieved first U.S. commercial sale of IBTROZI.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2025	2024
	(In thousands)
Cash used in operating activities	$(173,427)	$(130,413)
Cash provided by investing activities	99,520	122,703
Cash provided by financing activities	202,535	331
Effect of foreign exchange rate changes on cash and cash equivalents	(265)	453
Net increase (decrease) in cash and cash equivalents	$128,363	$(6,926)

Operating Activities

In 2025, cash used in operating activities of $173.4 million was attributable to a net loss of $204.6 million, net change of $12.0 million in our net operating assets and liabilities offset by non-cash charges of $43.2 million. The change in operating assets and liabilities was primarily due to a $3.4 million increase in accounts receivable, $11.4 million increase in inventory, $7.9 million decrease in contract liabilities, $4.3 million increase in prepaid expenses and other current assets, $0.8 million increase in other non-current assets offset by $3.1 million increase in accounts payable, $12.4 million increase in accrued expenses, and $0.3 million decrease in interest receivable on marketable securities. The non-cash charges consisted primarily of stock-based compensation of $35.9 million, $1.8 million of depreciation and amortization, $0.3 million of lease expense, $10.1 million in interest expense, $0.7 million of amortization of debt issuance costs, changes in fair value of warrant liability of $0.8 million offset by amortization of premium on marketable securities of $5.3 million, and $1.1 million of foreign currency transaction loss.

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

Investing Activities

In 2025, cash provided by investing activities of $99.5 million was related to the $462.3 million of proceeds from the sale of marketable securities offset by purchase of marketable securities of $354.4 million, $8.0 million payment for capitalized market approval intangibles and $0.4 million purchase of property and equipment.

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

Financing Activities

In 2025, cash provided by financing activities of $202.5 million was related to the $150.0 million proceeds from the RIF Agreement, $60.1 million proceeds from borrowings, $10.1 million proceeds from exercise of options and $1.3 million of proceeds from issuance of Common Stock under the Employee Stock Purchase Plan offset by $6.6 million payment of debt issuance costs, $11.9 million of debt repayments, and $0.5 million payment for revenue interest financing agreement.

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

Revenue Recognition

We apply ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") to account for our revenue transactions. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the five-step model. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. The Company recognizes shipping and handling costs as an expense in cost of revenue. Accounts receivable represent amounts invoiced and revenues recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment.

Product revenue, net

We recognize product revenue, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. We record product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components: chargebacks, government rebates, commercial payor rebates, trade discounts and allowances, product returns, and co-payment assistance. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data. We review the adequacy of our provisions for sales deductions on a quarterly basis. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. The most significant items deducted from gross product sales where we exercise judgment are rebates, sales returns and chargebacks.

Collaborative Arrangements

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

Milestone payments

Our collaboration agreements include development and regulatory milestones. We evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. In December 2025, we received from NK $25.0 million upon achievement of a regulatory milestone. We recognized $21.2 million in license revenue and $3.8 million in research and development service revenue.

Royalties

For sales-based royalties, including milestone payments based on the level of sales, we determine whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, we recognize revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). For the years ended December 31, 2025 and 2024, we have recognized $1.3 million and nil, respectively, sales-based royalty revenue resulting from our collaboration agreements.

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

On April 9, 2024, we completed our acquisition of AnHeart. We accounted for the transaction as an asset acquisition since the lead asset represented substantially all of the fair value of the gross assets acquired.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the year ended December 31, 2025 appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had cash and investments of $529.2 million as of December 31, 2025, consisting of cash, money market funds, municipal bonds, certificate of deposits, exchange traded fund, government securities, commercial paper, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act, as of December 31, 2025. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements and Policies

During the Company’s last fiscal quarter, the Company’s directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth below.

On December 4, 2025, David Hanley, the Company’s Chief Technical Operations Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 800,000 shares of the Company's Common Stock. Pursuant to this plan, Mr. Hanley may sell shares beginning April 4, 2026 and ending April 10, 2027.

On December 4, 2025, Gary Hattersley, the Company’s Chief Scientific Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 400,000 shares of the Company's Common Stock. Pursuant to this plan, Mr. Hattersley may sell shares beginning April 4, 2026 and ending April 1, 2027.

On December 4, 2025, David Liu, the Company’s Chief Medical Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 450,000 shares of the Company's Common Stock. Pursuant to this plan, Mr. Liu may sell shares beginning April 4, 2026 and ending April 10, 2027.

On December 4, 2025, Moses Makunje, the Company’s Chief Accounting Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 100,000 shares of the Company's Common Stock. Pursuant to this plan, Mr. Makunje may sell shares beginning April 4, 2026 and ending April 6, 2027.

On December 4, 2025, Stacy Markel, the Company’s Chief People Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 500,000 shares of the Company's Common Stock. Pursuant to this plan, Ms. Markel may sell shares beginning April 4, 2026 and ending April 6, 2027.

On December 4, 2025, Philippe Sauvage, the Company’s Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 590,918 shares of the Company's Common Stock. Pursuant to this plan, Mr. Sauvage may sell shares beginning April 4, 2026 and ending April 15, 2027.

On December 4, 2025, Kerry Wentworth, the Company’s Chief Regulatory Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 475,090 shares of the Company's Common Stock. Pursuant to this plan, Ms. Wentworth may sell shares beginning April 4, 2026 and ending April 1, 2027.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2025.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

2. Consolidated Financial Statement Schedules

None.

3. Exhibits

We hereby file or incorporate by reference as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated October 20, 2020	S-4/A	333-250036	2.1	January 8, 2021

3.1	Amended and Restated Certificate of Incorporation	8-K	001-39351	3.1	February 12, 2021

3.2	Amended and Restated Bylaws	8-K	001-39351	3.2	February 12, 2021

4.1	Specimen Class A Common Stock Certificate	S-4/A	333-250036	4.4	January 8, 2021

4.2	Specimen Warrant Certificate	S-1/A	333-239138	4.4	June 23, 2020

4.3	Warrant Agreement, dated June 30, 2020, between Continental Stock Transfer & Trust Company and the Registrant	S-1/A	333-239138	4.4	June 23, 2020

4.4	Description of Securities	10-K	001-39351	4.4	March 11, 2021

10.1	Form of PIPE Subscription Agreements	8-K	001-39351	10.1	October 21, 2020

10.2	Forward Purchase Agreement, dated June 30, 2020, between Registrant, EcoR1 Panacea Holdings, LLC, EcoR1 Capital Fund, L.P., EcoR1 Capital Fund Qualified, L.P. and EcoR1 Venture Opportunity Fund, L.P.	8-K	000-39315	10.7	July 6, 2020

10.3#	2021 Equity Incentive Plan, as amended	10-Q	001-39351	10.1	May 7, 2025

10.4#	Forms of Option Grant Notice and Option Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.4	February 12, 2021

10.5#	Forms of RSU Award Grant Notice and Agreement under the 2021 Equity Incentive Plan	8-K	001-39351	10.5	February 12, 2021

10.6#	2021 Employee Stock Purchase Plan	8-K	001-39351	10.6	February 12, 2021

10.7#	2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.13	November 12, 2020

10.8#	Forms of Option Grant Notice and Option Agreement under the 2019 Equity Incentive Plan, as amended, of Legacy Nuvation Bio	S-4	333-250036	10.14	November 12, 2020

10.9#	Form of Indemnification Agreement	S-4/A	333-250036	10.8	January 19, 2021

10.10#	Severance and Change in Control Plan	S-4/A	333-250036	10.12	January 8, 2021

10.11	Amended and Restated Registration Rights Agreement, dated February 10, 2021, by and among the Registrant, the EcoR1 Panacea Holdings, LLC, Cowen Investments and certain other stockholders of the Registrant party thereto	8-K	001-39351	10.12	February 12, 2021

10.12	Letter Agreement, dated June 30, 2020, by and among the Registrant, EcoR1 Panacea Holdings, LLC, Cowen Investments, and the Registrant’s officers and directors	8-K	001-39351	10.1	July 6, 2020

10.17‡	License and Commercialization Agreement between Nippon Kayaku Co., Ltd. and AnHeart Therapeutics Inc, dated October 27, 2023	8-K/A	001-39351	10.3	June 20, 2024

10.18‡	Collaboration and License Agreement between Innovent Biologics (Suzhou) Co. Ltd. and AnHeart Therapeutics Inc, dated May 31, 2021	8-K/A	001-39351	10.1	June 20, 2024

10.19‡	Amendment to Collaboration and License Agreement between Innovent Biologics (Suzhou) Co. Ltd. and AnHeart Therapeutics Inc, dated November 30, 2022	8-K/A	001-39351	10.2	June 20, 2024

10.20‡	License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated December 7, 2018	10-Q	001-39351	10.3	May 14, 2024

10.21‡	First Amendment to License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated August 17, 2020	10-Q	001-39351	10.4	May 14, 2024

10.22‡	License Agreement between Daiichi Sankyo Company, Limited and AnHeart Therapeutics Inc., dated September 7, 2020	10-Q	001-39351	10.5	May 14, 2024

10.23‡	Credit Agreement and Guaranty, dated March 3, 2025, among Registrant, Sagard Holdings Manager LP and other parties thereto	10-K	001-39351	10.23	March 6, 2025

10.24‡	Revenue Interest Financing Agreement, dated March 3, 2025, between Registrant and Sagard Healthcare Partners (Delaware) II LP	10-K	001-39351	10.24	March 6, 2025
					March 6, 2025
10.25	Contract Manufacturing Agreement (API) between Registrant and Asymchem Laboratories (Tianjin) Co., Ltd., dated March 3, 2025	10-Q	001-39351	10.3	May 7, 2025

10.26	Contract Manufacturing Agreement (Drug Product) between Registrant and Asymchem Life Science (Tianjin) Co., Ltd., dated March 21, 2025	10-Q	001-39351	10.4	May 7, 2025

10.27*	Contract Manufacturing Agreement (API) between Registrant and Asymchem Laboratories (Tianjin) Co., Ltd., Amendment 1 dated July 9, 2025

10.28*	Contract Manufacturing Agreement (API) between Registrant and Asymchem Laboratories (Tianjin) Co., Ltd., Amendment 2 dated December 9, 2025

10.29*	Contract Manufacturing Agreement (Drug Product) between Registrant and Asymchem Life Science (Tianjin) Co., Ltd., Amendment 1 dated December 9, 2025

10.30#	Non-Employee Director Compensation Policy	10-Q	001-39351	10.1	August 7, 2025

14.1*	Code of Business Conduct and Ethics
					Feb
16.1	Letter from Withum	8-K	001-39351	16.1	February 12, 2021

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive Compensation Recoupment Policy	10-K	001-39351	97.1	February 29, 2024

97.2#	Employee Incentive Plan, dated January 21, 2025	10-K	001-39351	97.2	March 6, 2025

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

NUVATION BIO INC.

Date: March 2, 2026	By:	/s/ David Hung, M.D.
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

Signature	Title	Date
/S/ DAVID HUNG, M.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2026
David Hung, M.D.

/S/ PHILIPPE SAUVAGE	Chief Financial Officer (Principal Financial Officer)	March 2, 2026
Philippe Sauvage

/S/ MOSES MAKUNJE	VP, Finance (Principal Accounting Officer)	March 2, 2026
Moses Makunje

/S/ MIN CUI	Director	March 2, 2026
Min Cui

/S/ ROBERT B. BAZEMORE, JR.	Lead Independent Director	March 2, 2026
Robert B. Bazemore, Jr.

/S/ KIM BLICKENSTAFF	Director	March 2, 2026
Kim Blickenstaff

/S/ KATHRYN E. FALBERG	Director	March 2, 2026
Kathryn E. Falberg

/S/ ROBERT MASHAL, M.D.	Director	March 2, 2026
Robert Mashal, M.D.

/S/ W. ANTHONY VERNON	Director	March 2, 2026
W. Anthony Vernon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Nuvation Bio Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nuvation Bio Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Accounting for the Sagard revenue interest financing arrangement

As described in Note 5 to the consolidated financial statements, the Company entered into a Revenue Interest Financing Agreement (the Financing Agreement) with Sagard Healthcare Partners (Delaware) II LP (the Investor), pursuant to which the Investor paid the Company $150 million (the Investment Amount) on June 25, 2025, following the FDA’s approval of IBTROZI. In exchange for the Investment Amount, the Company has agreed to make tiered royalty payments to the Investor on U.S. net sales of IBTROZI. The Company accounted for the transaction as debt at the time the funding occurred and at amortized cost using the effective interest method. The Company will use the prospective method to account for changes in the effective interest rate arising from changes in the estimates of the revenue stream from the royalties. At the funding date, the Company recorded a $150.0 million liability.

We identified the accounting for the Financing Agreement as a critical audit matter. Subjective auditor judgment was required to evaluate judgments applied by management in determining the appropriate accounting treatment due to the complexity involved in interpreting and applying the guidance for the accounting treatment as debt and evaluation of the contract terms and conditions, including embedded features, within the Financing Agreement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to management’s accounting analysis process, including a control related to management’s assessment of the terms and conditions of the Sagard arrangement. We inspected the Financing Agreement to identify and understand the terms and conditions that were relevant to the accounting for the transaction. We inspected the Company's accounting analysis for the transaction and evaluated whether the Company’s analysis considered all relevant terms and conditions, including embedded features. We evaluated whether the Company’s conclusion of the transaction’s treatment as debt and conclusions over embedded features are in accordance with the relevant accounting guidance.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

New York, New York

March 2, 2026

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$164,086	$35,723
Accounts receivable, net of allowance for credit loss of $nil and $nil	16,076	12,722
Inventory	11,411	—
Prepaid expenses and other current assets	11,536	7,271
Marketable securities	365,125	466,969
Interest receivable on marketable securities	3,285	3,570
Total current assets	571,519	526,255
Property and equipment, net of accumulated depreciation of $1,184 and $874, respectively	564	586
Intangible assets, net of accumulated amortization of $1,856 and $448, respectively	11,214	4,622
Operating lease right-of-use assets	3,918	2,402
Other non-current assets	7,607	6,761
Total assets	$594,822	$540,626
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,479	$6,348
Current operating lease liabilities	1,880	1,663
Contract liabilities, current portion	7,515	11,117
Liability related to revenue interest financing agreement, current portion	9,585	—
Short-term borrowings	5,724	6,283
Warrant liability	2,865	—
Accrued expenses	45,183	32,833
Total current liabilities	82,231	58,244
Warrant liability	—	2,053
Contract liabilities, net of current portion	11,305	15,572
Non-current operating lease liabilities	2,543	969
Non-current liability related to revenue interest financing agreement, net of deferred financing costs of $4,241 and $0, respectively	145,819	—
Long-term borrowings, net of deferred financing costs of $3,042 and $0, respectively	47,208	—
Total liabilities	289,106	76,838
Commitments and contingencies (Note 16)
Stockholders’ equity	`
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of December 31, 2025 and December 31, 2024, 346,503,675 (Class A 345,503,675, Class B 1,000,000) and 337,837,872 (Class A 336,837,872, Class B 1,000,000) shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,421,273	1,373,958
Accumulated deficit	(1,115,370)	(910,743)
Accumulated other comprehensive income	(187)	573
Total stockholders’ equity	305,716	463,788
Total liabilities and stockholders’ equity	$594,822	$540,626

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	For the Years Ended December 31,
	2025	2024
Revenues:
Product revenue, net	$24,663	$—
Collaboration and license agreements revenue	38,239	7,873
Total revenues	62,902	7,873
Costs and expenses:
Cost of sales	856	—
Cost of collaboration and license agreements revenue	8,442	7,078
Research and development	115,106	99,119
Acquired in-process research and development	—	425,070
Selling, general and administrative	151,562	69,233
Total costs and expenses	275,966	600,500
Loss from operations	(213,064)	(592,627)
Other income (expense):
Interest income	21,430	27,062
Interest expense	(13,682)	(341)
Investment advisory fees	(722)	(976)
Change in fair value of warrant liability	(812)	(936)
Realized gain (loss) on marketable securities	5	(12)
Net loss on disposal of fixed assets	(33)	—
Other income (expense)	2,251	(109)
Total other income, net	8,437	24,688
Loss before income taxes	(204,627)	(567,939)
Provision for income taxes	—	—
Net loss	$(204,627)	$(567,939)
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(2.11)
Weighted average common shares outstanding, basic and diluted	341,541	268,772
Comprehensive loss:
Net loss	$(204,627)	$(567,939)
Other comprehensive loss, net of taxes:
Currency translation adjustment	(1,501)	537
Change in unrealized gain (loss) on available-for-sale securities	741	(145)
Comprehensive loss	$(205,387)	$(567,547)

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Amount	Class A Shares	Class B Shares	Amount	Deficit	Income (Loss)	Equity

Balance, December 31, 2023	—	$—	218,046,219	1,000,000	$947,745	$(342,804)	$181	$605,122
Issuance of common stock for AnHeart acquisition	—	—	27,646,255	—	89,297	—	—	89,297
Issuance of convertible preferred stock related to the AnHeart acquisition	851,202	274,938	—	—	—	—	—	—
Conversion of preferred stock to common stock related to the AnHeart acquisition	(851,202)	(274,938)	85,120,200	—	274,938	—	—	274,938
Issuance of replacement awards related to the AnHeart acquisition	—	—	—	—	24,818	—	—	24,818
Issuance of common stock for purchase under ESPP	—	—	238,982	—	427	—	—	427
Issuance of common stock for RSUs vested	—	—	618,340	—	—	—	—	—
Exercise of stock options	—	—	5,167,876	—	4,458	—	—	4,458
Stock-based compensation	—	—	—	—	32,275	—	—	32,275
Net loss	—	—	—	—	—	(567,939)	—	(567,939)
Currency translation adjustment	—	—	—	—	—	—	537	537
Other comprehensive loss	—	—	—	—	—	—	(145)	(145)
Balance, December 31, 2024	—	—	336,837,872	1,000,000	1,373,958	(910,743)	573	463,788
Exercise of stock options	—	—	6,655,268	—	10,111	—	—	10,111
Issuance of Common Stock for RSUs vested	—	—	1,316,104	—	—	—	—	—
Issuance of Common Stock for purchase under the ESPP	—	—	694,431	—	1,310	—	—	1,310
Stock-based compensation	—	—	—	—	35,894	—	—	35,894
Net loss	—	—	—	—	—	(204,627)	—	(204,627)
Currency translation adjustment	—	—	—	—	—	—	(1,501)	(1,501)
Other comprehensive income	—	—	—	—	—	—	741	741
Balance, December 31, 2025	—	$—	345,503,675	1,000,000	$1,421,273	$(1,115,370)	$(187)	$305,716

The accompanying notes are an integral part of the consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

For the Years Ended December 31,	2025	2024
Cash flows from operating activities:
Net loss	$(204,627)	$(567,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	35,894	32,275
Depreciation and amortization	1,739	683
Non-cash lease expense	275	(172)
Non-cash interest on revenue interest financing agreement	10,138	—
Amortization of debt issuance costs	662	—
Change in fair value of warrant liability	812	936
Amortization of premium and discounts on marketable securities	(5,284)	(9,000)
Realized loss (gain) on marketable securities	(5)	12
Net loss on disposal of property and equipment	33	229
Unrealized foreign currency transaction loss	(1,085)	—
Acquired in-process research and development	—	425,070
Change in operating assets and liabilities
Accounts receivable	(3,354)	(12,722)
Prepaid expenses and other current assets	(4,265)	(3,010)
Inventory	(11,411)	—
Interest receivable on marketable securities	285	132
Other non-current assets	(846)	(6,033)
Accounts payable	3,131	(1,654)
Contract liabilities	(7,869)	3,942
Accrued expenses	12,350	6,838
Net cash used in operating activities	(173,427)	(130,413)
Cash flow from investing activities:
Cash acquired from AnHeart acquisition	—	19,862
Transaction costs related to AnHeart acquisition	—	(7,434)
Purchases of marketable securities	(354,416)	(339,645)
Proceeds from sale of marketable securities	462,290	450,082
Purchases of property and equipment	(354)	(162)
Cash paid for capitalized market approval intangibles	(8,000)	—
Net cash provided by investing activities	99,520	122,703
Cash flow from financing activities:
Proceeds from borrowings, net of issuance costs	60,102	12,609
Proceeds from revenue interest financing agreement	150,000	—
Payments on borrowings	(11,899)	(17,163)
Payments on debt issuance costs	(6,596)	—
Payment on revenue interest financing agreement	(493)	—
Proceeds from issuance of Common Stock under ESPP	1,310	427
Proceeds from exercises of options	10,111	4,458
Net cash provided by financing activities	202,535	331
Effect of foreign exchange rate changes on cash and cash equivalents	(265)	453
Net decrease in cash and cash equivalents	128,363	(6,926)
Cash and cash equivalents, beginning of the period	35,723	42,649
Cash and cash equivalents, end of the period	$164,086	$35,723

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,882	$341
Cash paid for tax	$197	$373
Non-cash operating activities:
Right-of-use asset recognized	$3,871	$620
Operating lease liability recognized	$3,871	$608
Non-cash investing activities:
Issuance of common stock related to the AnHeart acquisition	$—	$89,297
Issuance of convertible preferred stock related to the AnHeart acquisition	$—	$274,938
Issuance of warrants related to the AnHeart acquisition	$—	$764
Issuance of replacement awards related to the AnHeart acquisition	$—	$24,818

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

On April 9, 2024 (the "Acquisition Date"), the Company completed its acquisition of AnHeart Therapeutics Ltd., an exempted company incorporated under the laws of the Cayman Islands (“AnHeart”), pursuant to that certain Agreement and Plan of Merger (the "AnHeart Merger Agreement"), by and among the Company, AnHeart, Artemis Merger Sub I, Ltd., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company, and Artemis Merger Sub II, Ltd., an exempted company incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of the Company. Subsequent to the Acquisition Date, reference to AnHeart is used to represent the consolidated entity of the Company.

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

c. Liquidity

As of December 31, 2025, the Company has an accumulated deficit of approximately $1,115.4 million and net cash used in operating activities was approximately $173.4 million for the year ended December 31, 2025. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of December 31, 2025, the Company had cash, cash equivalents, and marketable securities of $529.2 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s commercialization efforts for IBTROZI, research and development activities, potential regulatory approval of its product candidates, and the level of financial resources available.

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

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of December 31, 2025, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

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

Concentration of customers

Below customers represent more than 10% of the Company's gross revenue for the years ended December 31, 2025 and 2024.

	For the Years Ended December 31,
	2025	2024
Customer A	12.5%	65.4%
Customer B	40.8%	34.6%
Customer C	12.8%	—
Customer D	13.1%	—

Below customers represent more than 10% of the Company's balances of accounts receivable as of December 31, 2025.

	December 31,
	2025	2024
Customer A	1,310	12,610
Customer B	2,387	—
Customer C	4,604	—
Customer D	4,727	—

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

As part of the consideration for AnHeart, the Company issued warrants collectively exercisable for approximately 2,893,720 shares of the Company’s Class A Common Stock at an exercise price of $11.50 per share (the “Consideration Warrants”). The fair value of the Consideration Warrants was determined to approximate the public warrant trading price as of closing of the Acquisition, yielding a fair value of approximately $0.26 per share. The Consideration Warrants were restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding Public Warrants. Accordingly, the Consideration Warrants were restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding Public Warrants. Accordingly, the Company classified the Consideration Warrants as liabilities, consistent with the classification of the Company’s Public Warrants. The Consideration Warrants are no longer restricted with respect to the exercise and transfer based on the stockholder approval from the 2024 Annual Meeting of Stockholders on September 3, 2024.

The Company evaluated Public Warrants, Private Placement Warrants, Consideration Warrants, and Forward Purchase Warrants (the “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value of the Warrants is dependent, in part, on the holder of the Warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our Common Stock, the Warrants fail the indexation guidance in ASC 815-40, which would preclude classification in stockholders’ equity. Additionally, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves more than 50% of the outstanding shares of the Company’s Common Stock. Because not all of the Company’s stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the balance sheet at fair value upon the closing of the Merger, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The fair value of Consideration, Public, and Forward Purchase Warrants was determined using the closing price of the publicly traded warrants on the NYSE market. The difference between the Public and Private Placement Warrants is that the Private Placement Warrants lack the redemption provision. As of December 31, 2025, since the Public Warrants can no longer be redeemed prior to expiration and are therefore identical to the Private Placement Warrants, the Private Placement Warrants were transferred from a Level 3 to a Level 1 fair value (see Note 3). The Warrants expired on February 10, 2026.

n. Revenue Recognition

The Company applies ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") to account for its revenue transactions. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the five-step model. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. The Company recognizes shipping and handling costs as an expense in cost of revenue. Accounts receivable represents amounts invoiced and revenues recognized prior to invoicing when the Company has satisfied its performance obligation and has the unconditional right to payment.

Product revenue, net

The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components: chargebacks, government rebates, commercial payor rebates, trade discounts and allowances, product returns, and co-payment assistance. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data. We review the adequacy of our provisions for sales deductions on a quarterly basis. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. The most significant items deducted from gross product sales where we exercise judgment are rebates, sales returns and chargeback.

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

Milestone payments

The Company's collaboration agreements include development and regulatory milestones. The Company evaluates whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company's control or the licensee's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. In December 2025, we received from NK $25.0 million upon achievement of a regulatory milestone. The Company recognized $21.2 million in license revenue and $3.8 million in research and development service revenue.

Royalties

For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). For the years ended December 31, 2025 and 2024, the Company has recognized $1.3 million and nil, respectively, sales-based royalty revenue resulting from the Company's collaboration agreements.

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

p. Costs to Fulfill a Contract with a Customer

The Company has not capitalized any costs for the years ended December 31, 2025 and 2024. The Company is required to capitalize costs incurred to fulfill customer contracts. These costs are required to be amortized to expense on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. Elements of the costs primarily include (i) payroll and other related costs of personnel related directly to the contract activities; (ii) costs related to pre-clinical testing and clinical trials such as payments to contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"), investigators, and clinical trial sites that conduct the contract activities; (iv) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility-related expenses; and (v) other research and development costs.

q. Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of December 31, 2025 and 2024, the credit profiles for the Company’s customers were deemed to be in good standing and an allowance for credit losses was not considered necessary.

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

u. Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s operations are focused on oncology development activities. Substantially all revenues were derived from customers located in the U.S., China and Japan. For the year ended December 31, 2025, the revenues derived from customers located in the U.S., China and Japan were $24.7 million, $9.4 million and $28.8 million, respectively.

The Company's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM utilizes the Company’s strategic product development roadmaps and financial models, as a key input to resource allocation. The CODM is regularly provided with actual, budgeted and forecasted expense information to make decisions on resource allocation and assess performance of the business and monitor budget versus actual results using income from operations.

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

In December 2023, the FASB issued Topics 740 "Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. This guidance is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company adopted the new guidance prospectively effective January 1, 2025. The adoption of this guidance impacted disclosure only and did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows. Comparative prior-year information has not been retrospectively adjusted.

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

The following table presents information about the Company’s marketable securities and the Warrant liability as of December 31, 2025 and 2024, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Consideration, Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Public Warrant pricing, the Company's own historical volatility and the volatility of guideline public companies. The difference between the Public and Private Placement Warrants is that the Private Placement Warrants lack the redemption provision. As of December 31, 2025, since the Public Warrants can no longer be redeemed prior to expiration and are therefore identical to the Private Placement Warrants, the Private Placement Warrants were transferred from a Level 3 to a Level 1 fair value. The Warrants expired on February 10, 2026.

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$52,339	$52,339	$—	$—
U.S. government and government agency securities	43,990	—	43,990	—
	96,329	52,339	43,990	—
Marketable securities:
Certificate of deposits	3,918	—	3,918	—
Commercial paper	5,158	—	5,158	—
U.S. government and government agency securities	226,777	—	226,777	—
Corporate bonds	129,272	—	129,272	—
	365,125	—	365,125	—
Total financial assets:	$461,454	$52,339	$409,115	$—

Financial liabilities:
Warrants	$2,865	$2,865	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$11,549	$11,549	$—	$—
	11,549	11,549	—	—
Marketable securities:
Certificate of deposits	12,642	—	12,642	—
Commercial paper	18,227	—	18,227	—
U.S. government and government agency securities	355,170	—	355,170	—
Corporate bonds	80,930	—	80,930	—
	466,969	—	466,969	—
Total financial assets:	$478,518	$11,549	$466,969	$—

Financial liabilities:
Warrants	$2,053	$1,959	$—	$94

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

The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses		Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$52,339	$—	$—		$52,339
U.S. government and government agency securities	43,985	5	—		43,990
	96,324	5	—		96,329
Marketable securities:
Certificate of deposits	3,909	9	—	—	3,918
Commercial paper	5,154	4	—		5,158
U.S. government and government agency securities	226,247	530	—		226,777
Corporate bonds	129,044	249	(21)		129,272
	364,354	792	(21)		365,125
	$460,678	$797	$(21)		$461,454

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$11,549	$—	$—	$11,549
	11,549	—	—	11,549
Marketable securities:
Certificate of deposits	12,628	14	—	12,642
Commercial paper	18,200	27	—	18,227
U.S government and government agency securities	355,214	436	(480)	355,170
Corporate bonds	80,891	119	(80)	80,930
	466,933	596	(560)	466,969
	$478,482	$596	$(560)	$478,518

For the years ended December 31, 2025 and 2024, the activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$6	$41
Realized losses from sales of available-for-sale securities	(1)	(53)
Net realized gains (losses) on marketable securities	$5	$(12)

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$18,157	$(21)	$—	$—	$18,157	$(21)
	$18,157	$(21)	$—	$—	$18,157	$(21)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Commercial paper	243	—	—	—	243	—
U.S. government and government agency securities	111,021	(398)	45,099	(82)	156,120	(480)
Corporate bonds	20,659	(33)	9,911	(47)	30,570	(80)
	$131,923	$(431)	$55,010	$(129)	$186,933	$(560)

Maturity information based on fair value of the available-for-sale securities is as follows as of December 31, 2025:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$3,918	$—	$3,918
Commercial paper	5,158	—	5,158
U.S. government and government agency securities	171,790	54,987	226,777
Corporate bonds	41,885	87,387	129,272
	$222,751	$142,374	$365,125

Debt and Liability Related to Revenue Interest Financing Agreement

As of December 31, 2025, the estimated fair value of our debt approximated the carrying amount. The fair value of the debt was estimated for disclosure purposes only and was determined based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy. The fair value of the liability related to the sale of future royalties is based on our current estimates of future royalties expected to be paid to Sagard over the life of the arrangement. The Company periodically reassesses the amount and timing of estimated royalty payments based on internal sales projections and external information from market data sources, which are considered Level 3 inputs. As of December 31, 2025, the estimated fair value of the liability approximated the carrying amount.

NOTE 4. REVENUE RECOGNITION

The Company revenues by geographic region for the years ended December 31, 2025 and 2024 are summarized as follows (in thousands):

	For the Years Ended December 31,
	2025	2024
United States	$24,663	$—
China	9,410	5,147
Japan	28,829	2,726
Total revenues	$62,902	$7,873

Net Product Revenue

Net product revenue was approximately $24.7 million for the year ended December 31, 2025 from the U.S. sales of IBTROZI. We began shipping IBTROZI to our U.S. customers in June 2025.

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

In-Licensing Arrangements with Daiichi Sankyo Company Ltd. ("DS")

The Company has in-licensed the rights to develop, manufacture and commercialize multiple development stage drug candidates globally or in specific territories. The development milestone payments are recognized when the achievement of the associated milestone becomes probable and estimable and have been expensed before regulatory approval has been obtained. In December 2024, a $2.0 million development milestone payment was capitalized as an intangible asset upon regulatory approval in China. We reached two milestones in 2024, and the resulting $6 million in development milestone payments owed were paid to DS in March 2025. In June 2025, upon regulatory approval in the U.S., an $8 million regulatory milestone payment was owed to DS under the arrangement. This milestone payment was paid in July 2025 and was capitalized as an intangible asset.

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

For the year ended December 31, 2025, the Company recognized research and development service revenue of $5.3 million, sales of products supply of $2.4 million, and royalties of $1.1 million.

For the year ended December 31, 2024, the Company recognized research and development service revenue of $3.1 million, and license revenue of $2.1 million. As of December 31, 2025 and 2024, the accounts receivable of Innovent was $1.3 million and $12.6 million, respectively.

Collaboration and License Agreement with NK

In October 2023, AnHeart entered into an agreement with NK, granting NK a sub-licensable, royalty-bearing, exclusive right and license to commercialize AB-106 in Japan (the "NK Territory"). AnHeart is responsible for funding ongoing clinical trials of AB-106 in the NK Territory, with NK responsible for funding regulatory submissions in the NK Territory. The Company also granted NK a sub-licensable, royalty-bearing, exclusive right and license to research, develop and commercialize any new indications of AB-106 in the NK Territory ("NK New Indication Right"). Under the agreement, AnHeart received a non-refundable upfront cash payment of $40.0 million and is eligible to receive $25.0 million upon achievement of a regulatory milestone ("Regulatory Milestone Payment"), up to $35.0 million upon achievement of commercial milestones, and a lower-mid double digit percentage royalty on net sales of taletrectinib in the NK Territory. In September 2025, taletrectinib was approved by Japan’s Ministry of Health, Labour, and Welfare. Since the regulatory approval has now been obtained, all remaining contract liability for research and development service from the initial upfront payment was recognized as revenue. In December 2025, upon receipt of the Regulatory Milestone Payment, the Company recognized $21.2 million in license revenue and $3.8 million in research and development service revenue.

The Company recognized license revenue of $21.2 million, research and development service revenue of $6.9 million, sales of products supply of $0.6 million and royalties of $0.2 million for the year ended December 31, 2025. For the year ended December 31, 2024, the Company recognized research and development service revenue of $2.7 million. As of December 31, 2025 and 2024, the accounts receivable of NK was $0.2 million and $0.1 million, respectively.

Contract assets and contract liabilities

When the Company satisfies its performance obligations by providing services to a customer before the customer pays consideration and before payment is due, the Company recognizes its rights to consideration as a contract asset.

The Company did not recognize any contract assets as of December 31, 2025.

When a customer pays consideration before the Company provides services, the Company records its obligation as a contract liability representing the transaction price allocated to the remaining performance obligations. The contract liabilities as of December 31, 2025 of $18.8 million are expected to be recognized as revenue as research and development services are provided over the next 3 years, with $7.5 million expected to be recognized within one year of the balance sheet date.

The Company recognized $8.3 million of revenue in 2025 that was included in the contract liability balance at December 31, 2024.

The costs incurred to fulfill customer contracts were capitalized and amortized to cost of revenue on a systematic basis that is consistent with the transfer of research and development services to the customer to which the asset relates. For the year ended December 31, 2025, $5.2 million of costs incurred to fulfill customer contracts were capitalized and expensed in the same period. There were no balances related to the costs incurred to fulfill customer contracts as of December 31, 2025.

NOTE 5. BORROWING

In 2020, AnHeart entered into loan agreements with Bank of Hangzhou to obtain short-term borrowings to supplement its working capital. As of December 31, 2025, the outstanding balance net of repayments was $5.7 million. For the year ended December 31, 2025, the Company had drawn down $11.2 million and repaid $11.2 million. The fixed interest rate of the outstanding borrowings is 3.50% per annum.

On April 4, 2023, AnHeart entered into a Loan and Security Agreement with Shanghai Pudong Development Bank in Silicon Valley for up to 40.0 million RMB or equivalent in optional currency USD term loans ("SSVB Loan"). The SSVB Loan consists of a short-term working capital loan of 20 million RMB, which matured on April 4, 2024, and a long-term loan of 20 million RMB, which matured on April 4, 2025, at which time all outstanding balances were due. Draws on the line of credit for the short-term loans are payable on the maturity date of the SSVB Loan. As of December 31, 2025, there was no outstanding line of credit balance. For the year ended December 31, 2025, the Company repaid $0.7 million.

Loan Agreement

On March 3, 2025 (the “Loan Closing Date”), the Company entered into a $100.0 million senior secured loan agreement (the “Loan Agreement”), with Sagard Holdings Manager LP (“Sagard”) as administrative agent, and the lenders party thereto. The $50.0 million tranche of the term loan was funded on June 25, 2025, following the U.S. Food and Drug Administration’s (“FDA”) approval of IBTROZI. The second tranche of $50.0 million of the term loan will be available at our option until June 30, 2026, because we have achieved first U.S. commercial sale of IBTROZI.

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

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of December 31, 2025:

December 31, 2025
(In thousands)
2026	$5,069
2027	5,069
2028	5,083
2029	5,070
2030	54,042
Total	74,333
Less: imputed interest	(24,083)
Less: unamortized debt discount and issuance costs	(3,042)
Total loan agreement	$47,208

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

The Financing Agreement was recorded as debt at the time the funding occurred and is accounted for at amortized cost using the effective interest method. The Company uses the prospective method to account for changes in the effective interest rate arising from changes in the estimates of the revenue stream from the royalties.

The following table shows the activity within the liability related to the Finance Agreement for the year ended December 31, 2025:

Liabilities Related to Finance Agreement
(in thousands)
Carrying value of liability related to Finance Agreement at June 25, 2025	$150,000
Issuance costs	(4,662)
Payments on Finance Agreement	(493)
Non-cash interest expense	10,138
Amortization of issuance costs	421
Carrying value of liability related to Finance Agreement at December 31, 2025	$155,404

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Computers	$771	$629
Furniture and fixtures	413	478
Leasehold improvements	536	353
Construction in process	28	—
Total property and equipment	1,748	1,460
Less accumulated depreciation and amortization	(1,184)	(874)
Total property and equipment, net	$564	$586

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Accrued consultant fees	$17,232	$16,243
Accrued employee compensation	20,001	14,818
Accrued rebates and other sales-related accruals	5,061	—
Accrued royalty expense	1,478	—
Accrued professional fees	805	827
Accrued other taxes	286	679
Accrued other	320	266
	$45,183	$32,833

NOTE 8. LEASES

Our principal executive offices are located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, with an option for us to extend the lease for an additional five years which is not reasonably assured of exercise, and in San Francisco, where we lease approximately 19,418 square feet of office space that terminates in 2029. We also occupy office space located in Burlington, Massachusetts, where we lease approximately 2,235 square feet of office space under a lease that terminates in 2027, as well as a total of approximately 1,799 square meters of office space in the People’s Republic of China, in the cities of Beijing, Guangzhou, Hangzhou and Shanghai, under leases that terminate in 2026 through 2029.

Operating lease expense was $2.8 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively. Expense related to variable leases was not significant for the years ended December 31, 2025 and 2024. Operating cash flows for the year ended December 31, 2025 and 2024 included $2.5 million and $2.6 million, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of December 31, 2025.

December 31, 2025
(In thousands)
2026	$2,192
2027	1,407
2028	1,219
2029	162
Total undiscounted lease payments	4,980
Less: imputed interest	(557)
Total operating lease liabilities	$4,423

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 9.02%. The Company's weighted average remaining lease term was 2.64 years as of December 31, 2025.

As of December 31, 2025, the Company had $21.6 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the consolidated balance sheet. The operating lease will commence in the second half of 2026.

NOTE 9. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2025, the Founder owns 100% of the outstanding Class B common stock.

Common Stock Restriction Agreement

As a result of the Merger, the shares subject to the “Stock Restriction Agreement” between the Company and the Founder was adjusted based on the Exchange Ratio. The number of shares, as adjusted, subject to repurchase per the terms of the Stock Restriction Agreement is reduced each month by 1,101,240 Class A common shares and no common shares will be subject to repurchase by June 2022. As of December 31, 2025, there are no shares of Class A Common Stock subject to the repurchase option.

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

The following securities outstanding at December 31, 2025 and 2024 have been excluded from the calculation of weighted average shares outstanding:

	As of December 31,
	2025	2024
Warrants	8,681,182	8,681,182
Class A common stock options	73,963,104	57,729,709
Restricted stock units	104,027	1,420,131

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents a rollforward of the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2025 and 2024, which is all attributable to unrealized gains (losses) on available-for-sale securities and currency translation adjustment. All amounts are net of tax.

	2025	2024
	(In thousands)
Balance at beginning of period	$573	$181
Unrealized gain (loss)	746	(157)
Amount reclassified for realized (gain) loss on marketable securities	(5)	12
Currency translation adjustment	(1,501)	537
Balance at end of period	$(187)	$573

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

The stock-based compensation expense included in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Years ended December 31,
	2025	2024
Research and development	$15,560	$16,450
General and administrative	20,334	15,825
	$35,894	$32,275

Options with Service Conditions

Options granted with only service conditions generally vest over four years and expire after ten years. Stock option activity with service condition only for employees and members of the Company’s Board of Directors for the year ended December 31, 2025 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	53,808,557	$2.70
Granted	24,889,115	$2.05
Forfeited	(1,899,489)	$2.49
Exercised	(6,614,381)	$1.51
Outstanding at December 31, 2025	70,183,802	$2.59	7.71	$450,519
Exercisable at December 31, 2025	30,955,882	$3.08	6.41	$185,349

All unvested options as of December 31, 2025 are expected to vest. The weighted average grant-date fair value of stock options outstanding on December 31, 2025 and 2024 was $2.59 and $2.23 per share, respectively. Total unrecognized compensation costs related to non-vested stock options at December 31, 2025 was $51.3 million and is expected to be recognized within future operating results over a weighted-average period of 2.61 years.

For stock options granted with only service conditions during the years ended December 31, 2025 and 2024, the inputs in the Black-Scholes option-pricing model to determine the fair value is as follows:

	December 31,
	2025	2024
Exercise price	$1.76 - $8.96	$0.08 - $3.83
Risk-free interest rate	3.69% - 4.42%	3.63% - 4.74%
Expected volatility	72% - 75%	72% - 75%
Expected term in years	5.50 - 6.08	2.00 - 6.08
Dividend	0%	0%

The Company estimated its expected stock volatility based on the blended average of its historical volatility and of a publicly traded set of peer companies. The expected term of the Company’s options has been determined utilizing the “simplified” method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Dividend yield is based on the expectation that the Company will not pay any cash dividends in the foreseeable future.

Options with Service, Market, and Performance Conditions

Options granted with combined service, market, and performance conditions will vest based on achievement of various service conditions and either a market-based or performance-based goals in three tranches with multiple categories such as the Company’s market capitalization, and clinical and regulatory milestones. The market-based and performance-based goals period ends in October 2030. The explicit service periods are three years for tranche 1, four years for tranche 2, and five years for tranche 3. Upon the vesting requirement, 20% of the options will vest for each of tranche 1 and 2, and 60% of the options granted for tranche 3 will vest. The Company recognizes the fair value of the options within each tranche over the longer of their explicit service period or derived service period. The achievement of the performance condition was not deemed probable on the date of grant. As of December 31, 2025, the performance condition was not deemed probable. The expense recognized is based on the fair value of the market condition for the years ended December 31, 2025 and 2024. Stock option activity with combined service, market, and performance conditions for employees for the year ended December 31, 2025 is as follows:

	Shares Issuable Pursuant to Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	3,921,152	$6.18
Granted	—	$-
Forfeited	(125,350)	$4.11
Exercised	(16,500)	$4.66
Outstanding at December 31, 2025	3,779,302	$6.25	5.71	$13,379
Exercisable at December 31, 2025	1,935,138	$6.36	5.02	$6,391

The weighted average grant-date fair value of stock options outstanding on December 31, 2025 and 2024 was $6.25 and $3.95 per share, respectively. Total unrecognized compensation costs related to non-vested stock options at December 31, 2025 was $1.1 million and is expected to be recognized within future operating results over a weighted-average period of 1.51 years.

For the year ended December 31, 2025, there were no stock options granted with combined service, market, and performance conditions.

Restricted Stock Units

The following table summarizes the activity for the restricted stock units assumed in the AnHeart acquisition for the year ended December 31, 2025.

Restricted Stock
Units
Non-vested at December 31, 2024	1,420,131
Granted	—
Vested	(1,316,104)
Forfeited or canceled	—
Non-vested at December 31, 2025	104,027

The weighted average grant-date fair value of stock options outstanding on December 31, 2025 was $3.23. Total unrecognized compensation costs related to non-vested stock options at December 31, 2025 was $0.4 million and is expected to be recognized within future operating results over a weighted-average period of 2.24 years.

NOTE 13. 401(K) PLAN

The Company sponsors a 401(k) plan (the “Plan”) covering substantially all employees of the Company. The Plan allows employees to contribute tax deferred salary deductions into the Plan under the provisions of Section 401(k) of the Internal Revenue Code. Matching contributions are made by the Company up to a maximum amount of 3% of employee contributions, subject to certain limitations as defined in the Plan. The Company made matching contributions of $1.7 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.

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

Following the Acquisition, the Company issued 2,893,720 Consideration Warrants. The Consideration Warrants were restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding Public Warrants. The Consideration Warrants are no longer restricted with respect to the exercise and transfer thereof based on the stockholder approval obtained at the 2024 Annual Meeting of Stockholders on September 3, 2024.

At December 31, 2025, there were an aggregate of 8,681,182 warrants outstanding.

The Company concluded that the Consideration Warrants, Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings (see Note 3). The change in fair value resulted in a loss of $0.8 million during the year ended December 31, 2025.

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

The difference between the Public and Private Placement Warrants is that the Private Placement Warrants lack the redemption provision. As of December 31, 2025, since the Public Warrants can no longer be redeemed prior to expiration and are therefore identical to the Private Placement Warrants, the Private Placement Warrants were transferred from a Level 3 to a Level 1 fair value. The Warrants expired on February 10, 2026.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The Company determined the following fair values for the outstanding Warrants (in thousands):

December 31, 2025
Public Warrants	$1,581
Private Warrants	54
Forward Purchase Warrants	275
Consideration Warrants	955
Total	$2,865

The following presents changes in liabilities classified in Level 3 of the fair value hierarchy for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
Beginning balance	$94
Change in fair value of Private Warrants liability recognized in earnings	(40)
Ending balance	$54

NOTE 15. INCOME TAXES

The Company adopted ASU 2023-09 effective January 1, 2025 using the prospective method. Accordingly, enhanced disclosures are provided for fiscal year 2025. Comparative prior-period disclosures for 2024 are presented consistent with prior guidance, except where disclosure expansion was practicable.

The Company did not record a provision or benefit for income taxes for the years ended December 31, 2025 and 2024.

Effective Tax Rate Reconciliation (Enhanced disclosure under ASU 2023-09)

For fiscal year 2025, the Company presents both percentage and dollar impacts of reconciling items, as required for public business entities under ASU 2023-09.

	Year Ended December 31, 2025
Reconciling Item	Amount	% of Pretax Income
Federal statutory rate	$(41,690)	20.39%
State income taxes, net of federal tax benefit	2	0.00%
Foreign taxes effect:
China
Change in valuation allowance	(9,328)	4.56%
Deferred only adjustment	17,483	(8.55)%
Other	(8,154)	3.99%
Effects of changes in tax laws or rates enacted in current period	—	0.00%
Effects of cross-border tax laws	—	0.00%
Tax credits	(3,731)	1.82%
Changes in valuation allowances	43,163	(21.11)%
Nontaxable or nondeductible items	2,390	(1.17)%
Changes in unrecognized tax benefits	—	0.00%
Other items	(135)	0.06%
Effective tax rate	$—	0.00%

ASU 2023-09 requires separate disclosure of reconciling items that exceed 5% of the statutory rate. No individual reconciling item exceeded that threshold in 2025.

Year Ended December 31, 2024
Reconciling Item	(Presented under prior guidance)
Federal statutory rate	21.00%
State income taxes, net of federal tax benefit	5.06%
Acquired IPR&D	(19.65)%
Stock based compensation	(0.31)%
Tax credits	0.72%
True-up	0.04%
Acquisition	10.25%
Change in rate	6.49%
Other items	0.66%
Valuation allowance	(24.26)%
Effective tax rate	0.00%

Dollar amounts for reconciling items were not previously required and are not presented for 2024 due to prospective adoption.

Income Taxes Paid

Under ASU 2023-09, income taxes paid must be disaggregated by federal, state, and foreign jurisdictions and further disaggregated by individual jurisdiction when payments exceed 5% of total income taxes paid.

Income taxes paid for the years ended December 31, 2025 and 2024 were immaterial.

The components of the net deferred tax asset as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$127,345	$107,698
Research and development tax credits	23,376	19,379
Capitalized research and development costs*	78,792	97,294
Stock-based compensation	8,872	13,172
Accrued bonus	3,980	4,116
Lease liability	945	930
Other	1,655	—
Total deferred tax assets	244,965	242,589
Deferred tax liabilities:
Right of use asset	(811)	(853)
Other	—	(3,591)
Total deferred tax liabilities	(811)	(4,444)
Valuation allowance	(244,154)	(238,145)
Net deferred tax assets	$—	$—

*Capitalized costs deferred tax asset includes research and development capitalized expenditures of $33.5 million under IRC 59(e) and $43.4 million under IRC 174.

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $330.6 million and state net operating loss carryforwards of approximately $440.5 million. The federal net operating losses have an unlimited carryover period and state net operating losses begin to expire in 2038.

As of December 31, 2025, the Company had federal research and development tax credit carryforwards of approximately $18.6 million and state research and development tax credit carryforwards of approximately $3.4 million. The federal research and development tax credits begin to expire in 2039 and state research and development tax credits have an unlimited carryover period.

As of December 31, 2025, the Company had federal orphan drug tax credit carryforwards of approximately $11.3 million. The federal orphan drug tax credits begin to expire in 2042.

All of the federal and state net operating losses may be subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. An annual loss limitation may result in the expiration or reduced utilization of the net operating losses.

Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of AnHeart Therapeutics, Inc.’s previous mergers with AnHeart Hangzhou in March 2019 and AnHeart Ltd (Cayman) in September 2021, we are subject to the Section 382 limitation with respect to AnHeart’s tax attributes. Our utilization of these pre-merger NOL and tax credit carryforwards is limited to the amount of income that the related entity contributes to our consolidated taxable income.

As of December 31, 2025, the Company maintained a full valuation allowance on its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of ASC 740, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. The Company’s history of cumulative losses, along with expected future U.S. losses required that a full valuation allowance be recorded against all net deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

As of December 31, 2025, the Company’s total amount of unrecognized tax benefits was $10.1 million, none of which would impact the Company’s effective tax rate, if recognized. The Company does not anticipate that the amount of unrecognized tax benefit will significantly increase within the next 12 months.

For the years ended December 31, 2025 and 2024, the activity related to the unrecognized tax benefits were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Unrecognized tax benefits at beginning of year	$7,391	$5,629
Gross increases - current year tax positions	1,561	1,788
Gross decreases - prior year tax positions	1,181	(26)
Unrecognized tax benefits at end of year	$10,133	$7,391

The Company is subject to taxation in the United States and various state jurisdictions. All tax years remain subject to examination for U.S. federal and state purposes. All net operating losses generated to date are subject to adjustment for U.S. federal and state purposes. The Company is not currently under examination in federal or state jurisdictions.

The One Big Beautiful Bill Act ("OBBBA") was passed by the U.S. Congress in 2025 and signed into law by President Trump on July 4, 2025. The OBBBA includes a broad range of tax reform provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impacts of these provisions do not have a material impact on the consolidated financial statements.

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

The Company has standby letters of credit with banks in the aggregate amount of $1.8 million which serve as security for the New York and San Francisco spaces operating leases. The standby letters of credit automatically renew annually.

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, and a commercial supply agreement with Asymchem Laboratories and Patheon Pharmaceuticals Inc., under which the Company has agreed to purchase a significant portion of its requirements for the drug substance over the next 6 months. Under these agreements, as of December 31, 2025, the Company is obligated to pay up to an aggregate of $8.0 million.

Contingencies

From time to time, the Company may be involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party, for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

NOTE 17. SUBSEQUENT EVENT

On January 11, 2026, Nuvation Bio Inc. (the “Company”) entered into a License and Collaboration Agreement (the “License Agreement”) with Eisai Co., Ltd. (“Eisai”). Pursuant to the License Agreement, the Company granted Eisai an exclusive license to develop and commercialize licensed products containing taletrectinib in the following territories: the European Union and all member states thereof, Albania, Andorra, Armenia, Azerbaijan, Belarus, Bosnia and Herzegovina, Georgia, Kosovo, Moldova, Monaco, Montenegro, North Macedonia, San Marino, Serbia, Switzerland, Ukraine, Vatican City, the United Kingdom, Russia, Turkey, Bahrain, Kuwait, Oman, Qatar, Saudi

Arabia, the United Arab Emirates, Israel, Jordan, Iran, Iraq, Libya, Lebanon, Egypt, Sudan, Morocco, Algeria, Tunisia, Australia, New Zealand, Canada, Singapore, Philippines, Indonesia, Thailand, Malaysia, Vietnam and India (collectively, the “Territory”), for upfront consideration of €50 million. Furthermore, in connection with the development and commercialization of the licensed products in the Territory, Eisai will be obligated to pay the Company a near-term regulatory milestone of €25 million and up to an aggregate of €120 million upon the achievement of certain sales milestones. In addition, Eisai is required to pay to the Company certain tiered royalties at rates in the low- to high-teens on aggregate annual net sales of licensed products during the applicable royalty term, subject to certain customary reductions.