Form 10-Q
period 2026-03-31
Nuvation Bio Inc.
filed 2026-05-04
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39351

Nuvation Bio Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-0862255
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1500 Broadway, Suite 1401 New York, New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (332) 208-6102

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.0001 Per Share	NUVB	The New York Stock Exchange

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

As of April 29, 2026, the registrant had 348,201,971 shares of Common Stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or the negative of these terms or other similar expressions intended to identify statements about the future. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

•
our plans to develop and commercialize IBTROZI® (taletrectinib) and our other product candidates;
•
our ability to obtain regulatory approval of our current and future product candidates, and to maintain regulatory approval for IBTROZI and our future approved products;
•
our expectations regarding the potential market size and the rate and degree of market acceptance of IBTROZI and our current and future product candidates;
•
our ability to recognize the anticipated benefits of our acquisition of AnHeart Therapeutics Ltd., which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
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

The foregoing list of forward-looking statements is not exhaustive. These statements speak only as of the date of this report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The section of Part II of this report titled “Item 1A. Risk Factors” identifies important factors that could harm our business and financial performance and cause our actual results to differ materially from those expressed or implied by our forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,391	$164,086
Accounts receivable, net of allowance for credit loss of $nil and $nil	22,723	16,076
Inventory	15,844	11,411
Prepaid expenses and other current assets	15,972	11,536
Marketable securities	408,338	365,125
Interest receivable on marketable securities	3,261	3,285
Total current assets	591,529	571,519
Property and equipment, net of accumulated depreciation of $1,260 and $1,184, respectively	535	564
Intangible assets, net of accumulated amortization of $2,315 and $1,856, respectively	10,755	11,214
Operating lease right-of-use assets	3,598	3,918
Other non-current assets	3,824	7,607
Total assets	$610,241	$594,822
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,435	$9,479
Current operating lease liabilities	1,838	1,880
Contract liabilities, current portion	8,651	7,515
Liability related to revenue interest financing agreement, current portion	7,944	9,585
Short-term borrowings	5,790	5,724
Warrant liability	—	2,865
Accrued expenses	32,864	45,183
Total current liabilities	79,522	82,231
Contract liabilities, net of current portion	9,743	11,305
Non-current operating lease liabilities	2,199	2,543
Non-current liability related to revenue interest financing agreement, net of deferred financing costs of $4,030 and $4,241, respectively	151,886	145,819
Long-term borrowings, net of deferred financing costs of $2,923 and $3,042, respectively	47,327	47,208
Total liabilities	290,677	289,106
Commitments and contingencies (Note 11)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of March 31, 2026 and December 31, 2025 respectively, 347,693,331 (Class A 346,693,331, Class B 1,000,000) and 346,503,675 (Class A 345,503,675, Class B 1,000,000) shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,431,214	1,421,273
Accumulated deficit	(1,109,973)	(1,115,370)
Accumulated other comprehensive income	(1,677)	(187)
Total stockholders’ equity	319,564	305,716
Total liabilities and stockholders’ equity	$610,241	$594,822

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except per share data)

	For the three months ended March 31,
	2026	2025
Revenue:
Product revenue, net	$18,510	$—
Collaboration and license agreements revenue	64,718	3,084
Total revenue	83,228	3,084
Costs and expenses:
Cost of sales	375	—
Cost of collaboration and license agreements revenue	5,616	2,094
Research and development	35,047	24,601
Selling, general and administrative	38,309	35,393
Total costs and expenses	79,347	62,088
Income (loss) from operations	3,881	(59,004)
Other income (expense):
Interest income	5,108	5,321
Interest expense	(6,708)	(54)
Investment advisory fees	(195)	(203)
Change in fair value of warrant liability	2,865	(751)
Realized gain on marketable securities	8	3
Other income	438	1,452
Total other income, net	1,516	5,768
Income (loss) before income taxes	5,397	(53,236)
Provision for income taxes	—	—
Net income (loss)	$5,397	$(53,236)
Basic earnings (loss) per share attributable to common stockholders	$0.02	$(0.16)
Diluted earnings (loss) per share attributable to common stockholders	$0.01	$(0.16)
Basic weighted average common shares outstanding	347,332	338,612
Diluted weighted average common shares outstanding	377,521	338,612
Comprehensive income (loss):
Net income (loss)	$5,397	$(53,236)
Other comprehensive (loss) income, net of taxes:
Currency translation adjustment	(268)	465
Change in unrealized loss on available-for-sale securities	(1,222)	(493)
Comprehensive income (loss)	$3,907	$(53,264)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

For the Three Months Ended March 31, 2026 and 2025

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Loss	Equity

Balance, December 31, 2025	345,503,675	1,000,000	$1,421,273	$(1,115,370)	$(187)	$305,716
Exercise of stock options	1,177,041	—	908	—	—	908
Issuance of Common Stock for RSUs vested	12,615	—	—	—	—	—
Stock-based compensation	—	—	9,033	—	—	9,033
Net income	—	—	—	5,397	—	5,397
Currency translation adjustment	—	—	—	—	(268)	(268)
Other comprehensive loss	—	—	—	—	(1,222)	(1,222)
Balance, March 31, 2026	346,693,331	1,000,000	$1,431,214	$(1,109,973)	$(1,677)	$319,564

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Income	Equity

Balance, December 31, 2024	336,837,872	1,000,000	$1,373,958	$(910,743)	$573	$463,788
Exercise of stock options	1,976,775	—	1,082	—	—	1,082
Issuance of Common Stock for RSUs vested	25,778	—	—	—	—	—
Stock-based compensation	—	—	7,854	—	—	7,854
Net loss	—	—	—	(53,236)	—	(53,236)
Currency translation adjustment	—	—	—	—	465	465
Other comprehensive loss	—	—	—	—	(493)	(493)
Balance, March 31, 2025	338,840,425	1,000,000	$1,382,894	$(963,979)	$545	$419,460

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

For the Three Months Ended March 31,	2026	2025
Cash flows from operating activities:
Net income (loss)	$5,397	$(53,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,033	7,854
Depreciation and amortization	536	310
Non-cash lease expense	(66)	164
Non-cash interest on revenue interest financing agreement	5,079	—
Amortization of debt issuance costs	321	—
Change in fair value of warrant liability	(2,865)	751
Amortization of premium and discounts on marketable securities	(839)	(1,474)
Realized loss (gain) on marketable securities	(8)	(3)
Unrealized foreign currency transaction (loss) gain	(21)	248
Change in operating assets and liabilities:
Accounts receivable	(6,647)	12,313
Prepaid expenses and other current assets	(4,436)	(1,144)
Inventory	(4,433)	(14)
Interest receivable on marketable securities	24	(1,483)
Other non-current assets	3,783	145
Accounts payable	12,956	4,189
Contract liabilities	(426)	(2,306)
Accrued expenses	(12,319)	(8,941)
Net cash provided by (used in) operating activities	5,069	(42,627)
Cash flow from investing activities:
Purchases of marketable securities	(82,146)	(60,706)
Proceeds from sale of marketable securities	38,558	114,960
Purchases of property and equipment	(48)	(72)
Net cash (used in) provided by investing activities	(43,636)	54,182
Cash flow from financing activities:
Payments on borrowings	—	(534)
Payments on revenue interest financing agreement	(864)	—
Proceeds from exercises of options	908	1,082
Net cash provided by financing activities	44	548
Effect of foreign exchange rate changes on cash and cash equivalents	(172)	151
Net (decrease) increase in cash and cash equivalents	(38,695)	12,254
Cash and cash equivalents, beginning of the period	164,086	35,723
Cash and cash equivalents, end of the period	$125,391	$47,977

Non-cash operating activities
Right-of-use asset recognized	$109	$3,685

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

c. Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of the financial position of the Company as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025 and the cash flows for the three months ended March 31, 2026 and 2025. The consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these unaudited consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2025, which are included in the Company’s 10-K filed with the SEC on March 2, 2026.

d. Liquidity

As of March 31, 2026, the Company has an accumulated deficit of approximately $1,110.0 million and net cash provided by operating activities was approximately $5.1 million for the three months ended March 31, 2026. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of March 31, 2026, the Company had cash, cash equivalents, and marketable securities of $533.7 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s commercialization efforts for IBTROZI, research and development activities, potential regulatory approval of its product candidates, and the level of financial resources available.

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

g. Functional Currency and Foreign Currency Translations

The Company's reporting currency is the U.S. dollar (“USD”). The functional currency of the Company's subsidiaries incorporated in People's Republic of China (“PRC”) is Renminbi (“RMB”). The functional currency of the Company and its subsidiaries incorporated outside the PRC is USD. Transactions denominated in currencies other than the functional currencies are re-measured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Foreign currency denominated financial assets and liabilities are re-measured at the balance sheet date exchange rate. The resulting exchange differences are included in the net loss of the statements of operations and comprehensive loss. Assets and liabilities of the Company with functional currency other than USD are translated into USD at fiscal year-end exchange rates. Equity amounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates during the fiscal year. Translation adjustments arising from these are reported as foreign currency translation adjustments and are shown as a component of other comprehensive income (loss).

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

Concentration of customers

Below customers represent more than 10% of the Company's gross revenue for the three months ended March 31, 2026 and 2025.

	For the three months ended March 31,
	2026	2025
Customer A	64.4%	—
Customer B	5.4%	94.1%

Below customers represent more than 10% of the Company's balances of accounts receivable as of March 31, 2026.

March 31, 2026
Customer A	6,585
Customer B	5,266
Customer C	3,715
Customer D	3,112

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

The Company evaluated Public Warrants, Private Placement Warrants, Consideration Warrants, and Forward Purchase Warrants (the “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value of the Warrants is dependent, in part, on the holder of the Warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our Common Stock, the Warrants fail the indexation guidance in ASC 815-40, which would preclude classification in stockholders’ equity. Additionally, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves more than 50% of the outstanding shares of the Company’s Common Stock. Because not all of the Company’s stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the balance sheet at fair value upon the closing of the Merger, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The fair value of Consideration, Public, and Forward Purchase Warrants was determined using the closing price of the publicly traded warrants on the NYSE market. The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. The Warrants expired on February 10, 2026.

o. Revenue Recognition

The Company applies ASC Topic 606, "Revenue from Contracts with Customers" (“ASC 606”) to account for its revenue transactions. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the five-step model. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. The Company recognizes shipping and handling costs as an expense in cost of revenue. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied its performance obligation and has the unconditional right to payment.

Product revenue, net

The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenue, to account for the components of variable consideration. Variable consideration includes the following components: chargebacks, government rebates, commercial payor rebates, trade discounts and allowances, product returns, and co-payment assistance. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data. We review the adequacy of our provisions for sales deductions on a quarterly basis. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. The most significant items deducted from gross product sales where we exercise judgment are rebates, sales returns and chargebacks.

p. Collaborative Arrangement

In November 2018, the FASB issued Topic 808, "Collaborative Arrangements" (“ASC 808”): Clarifying the Interaction between ASC 808 and ASC 606. This update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. The Company adopted this standard for all periods presented. The Company enters into collaborative arrangements for the research and development, manufacture and/or commercialization of drug products and drug candidates. The Company assessed and determined that none of the collaboration agreements entered into during the periods presented were within the scope of ASC 808, as all of the agreements did not involve active participation by both parties in a joint research activity, and therefore did not qualify as collaborative arrangements under ASC 808. The Company has determined that all the elements of the above collaborations are reflective of a vendor-customer relationship and therefore within the scope of ASC 606. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the five-step model under ASC 606 noted above. The Company recognizes revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. The Company's collaborative arrangements may contain more than one unit of account, or performance obligation, including grants of licenses to intellectual property rights, agreements to provide research and development services and other deliverables. The collaborative arrangements do not include a right of return for any deliverable. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. In developing the stand-alone selling price for a performance obligation, the Company considers competitor pricing for a similar or identical product, market awareness of and perception of the product, expected product life and current market trends. In general, the consideration allocated to each performance obligation is recognized when the respective obligation is satisfied either by delivering a good or providing a service, limited to the consideration that is not constrained. Non-refundable payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as contract liabilities.

Licenses of intellectual property

If a license to the Company's intellectual property is determined to be distinct from the other promises or performance obligations identified in the contract, the Company recognizes revenue from the portion of the transaction price allocated to the license at a point in time, when the license is transferred to the customer and the customer is able to benefit from the license. For the three months ended March 31, 2026, the Company has recognized approximately $58.7 million of license revenue from the Eisai license agreement.

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

Royalties

For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). For the three months ended March 31, 2026 and 2025, the Company has recognized $1.4 million and $0.2 million sales-based royalty revenue resulting from the Company's collaboration agreements, respectively.

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

q. Costs to Fulfill a Contract with a Customer

The Company is required to capitalize costs incurred to fulfill customer contracts. These costs are required to be amortized to expense on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates, compared to previously being expensed as incurred. Elements of the costs primarily include (i) payroll and other related costs of personnel related directly to the contract activities; (ii) costs related to pre-clinical testing and clinical trials such as payments to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), investigators, and clinical trial sites that conduct the contract activities; (iii) costs to develop the product candidates, including raw materials and supplies, product testing, depreciation, and facility-related expenses; and (iv) other research and development costs.

r. Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of March 31, 2026, the credit profiles for the Company’s customers were deemed to be in good standing and an allowance for credit losses was not considered necessary.

s. Inventory

Inventories are stated at the lower of cost or net realizable value and recognized on a first-in, first-out (“FIFO”) method. Inventory is capitalized based on when future economic benefit is expected to be realized.

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

v. Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s operations are focused on oncology development activities. Substantially all revenue was derived from customers located in the U.S., China and Japan.

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

The Company has acquired rights to develop and commercialize product candidates. Upfront payments that relate to the acquisition of a new product compound, as well as pre-commercial milestone payments, are immediately expensed as acquired in-process research and development in the period in which they are incurred, provided that the new product compound did not also include processes or activities that would constitute a “business” as defined under U.S. GAAP, and the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no established alternative future use. Milestone payments made to third parties subsequent to regulatory approval which meet the capitalization criteria would be capitalized as intangible assets and amortized over the estimated remaining useful life of the related product. If the conditions enabling capitalization of development costs as an asset have not yet been met, all development expenditures are recognized in profit or loss when incurred.

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

z. Recent Accounting Pronouncements

In November 2024, the FASB issued Subtopic 220-40 “Disaggregation of Income Statement Expenses”, which requires an entity to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in a tabular format in the notes to the financial statements. The standard will be effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

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

The following table presents information about the Company’s marketable securities and the Warrant liability as of March 31, 2026 and December 31, 2025, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 and Level 3 fair value hierarchy. The fair value of the Consideration, Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Public Warrant pricing, the Company's own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods. The Warrants expired on February 10, 2026.

	March 31, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$87,634	$87,634	$—	$—
	87,634	87,634	—	—
Marketable securities:
Certificate of deposits	2,893	—	2,893	—
Commercial paper	9,227	—	9,227	—
U.S. government and government agency securities	284,910	—	284,910	—
Corporate bonds	111,308	—	111,308	—
	408,338	—	408,338	—
Total financial assets:	$495,972	$87,634	$408,338	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$52,339	$52,339	$—	$—
U.S. government and government agency securities	43,990	—	43,990	—
	96,329	52,339	43,990	—
Marketable securities:
Certificate of deposits	3,918	—	3,918	—
Commercial paper	5,158	—	5,158	—
U.S. government and government agency securities	226,777	—	226,777	—
Corporate bonds	129,272	—	129,272	—
	365,125	—	365,125	—
Total financial assets:	$461,454	$52,339	$409,115	$—

Financial liabilities:
Warrants	$2,865	$2,865	$—	$—

Marketable securities consist primarily of U.S. government and government agency, certificate of deposits, commercial paper, corporate bond and municipal securities (“Debt Securities”). Based on the Company’s intentions regarding its marketable securities, all Debt Securities are classified as available-for-sale and are carried at fair value based on the price that would be received upon sale of the security.

The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$87,634	$—	$—	$87,634
	87,634	—	—	87,634
Marketable securities:
Certificate of deposits	2,888	5	—	2,893
Commercial paper	9,231	4	(8)	9,227
U.S. government and government agency securities	285,242	137	(469)	284,910
Corporate bonds	111,422	48	(162)	111,308
	408,783	194	(639)	408,338
	$496,417	$194	$(639)	$495,972

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$52,339	$—	$—	$52,339
U.S. government and government agency securities	43,985	5	—	43,990
	96,324	5	—	96,329
Marketable securities:
Certificate of deposits	3,909	9	—	3,918
Commercial paper	5,154	4	—	5,158
U.S. government and government agency securities	226,247	530	—	226,777
Corporate bonds	129,044	249	(21)	129,272
	364,354	792	(21)	365,125
	$460,678	$797	$(21)	$461,454

For the three months ended March 31, 2026 and 2025, there were no unrealized gains or losses on equity securities. The activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$8	$3
Realized losses from sales of available-for-sale securities	—	—
Total losses on marketable securities	$8	$3

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Commercial paper	$4,681	$(8)	$—	$—	$4,681	$(8)
U.S. government and government agency securities	136,930	(469)	—	—	136,930	(469)
Corporate bonds	76,414	(162)	—	—	76,414	(162)
	$218,025	$(639)	$—	$—	$218,025	$(639)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$18,157	$(21)	$—	$—	$18,157	$(21)
	$18,157	$(21)	$—	$—	$18,157	$(21)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates and represent temporary impairments due to general market factors. The Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors during the three months ended March 31, 2026. As of March 31, 2026, the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

Maturity information based on fair value is as follows as of March 31, 2026:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$2,893	$—	$2,893
Commercial paper	9,227	—	9,227
U.S. government and government agency securities	192,304	92,606	284,910
Corporate bonds	42,914	68,394	111,308
	$247,338	$161,000	$408,338

Debt and Liability Related to Revenue Interest Financing Agreement

As of March 31, 2026, the estimated fair value of our debt approximated the carrying amount. The fair value of the debt was estimated for disclosure purposes only and was determined based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy. The fair value of the liability related to the sale of future royalties is based on our current estimates of future royalties expected to be paid to Sagard over the life of the arrangement. The Company periodically reassesses the amount and timing of estimated royalty payments based on internal sales projections and external information from market data sources, which are considered Level 3 inputs. As of March 31, 2026, the estimated fair value of the liability approximated the carrying amount.

4. Revenue Recognition

The Company revenue by geographic region for the three months ended March 31, 2026 and 2025 are summarized as follows (in thousands):

	For the three months ended March 31,
	2026	2025
United States	$77,388	$—
China	5,188	2,901
Japan	652	183
Total revenue	$83,228	$3,084

Net Product Revenue

Net product revenue was approximately $18.5 million for the three months ended March 31, 2026 from the U.S. sales of IBTROZI. We began shipping IBTROZI to our U.S. customers in June 2025.

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

In-Licensing Arrangements with Daiichi Sankyo Company Ltd. (“DS”)

The Company has in-licensed the rights to develop, manufacture and commercialize multiple development stage drug candidates globally or in specific territories. The development milestone payments are recognized when the achievement of the associated milestone becomes probable and estimable and have been expensed before regulatory approval has been obtained. In December 2024, a $2.0 million development milestone payment was capitalized as an intangible asset upon regulatory approval in China. We reached two milestones in 2024, and the resulting $6.0 million in development milestone payments owed were paid to DS in March 2025. In June 2025, upon regulatory approval in the U.S., an $8.0 million milestone payment was owed to DS under the arrangement. This milestone payment was paid in July 2025 and was capitalized as an intangible asset. We paid $3.0 million in February 2026 after converting SIGMA to a pivotal study, which was expensed to research and development.

Out-Licensing Arrangements

The Company's revenue related to its out-licensing collaborative agreements consist of product revenue, upfront license fees, royalty revenue and research and development services revenue from its collaboration agreements with Innovent Biologics Co. Ltd. (“Innovent”), Nippon Kayaku Co., Ltd. (“NK”), and Eisai Co., Ltd. (“Eisai”) for taletrectinib (also known as “AB-106”).

Collaboration and License Agreement with Innovent

In May 2021, AnHeart entered into an agreement with Innovent, granting Innovent a sub-licensable, royalty-bearing, exclusive right and license to commercialize AB-106 in the People's Republic of China and Taiwan (the “Innovent Territory”). AnHeart is responsible for funding ongoing clinical trials of AB-106, regulatory submissions after development with Innovent responsible for commercialization. Under the agreement, AnHeart received a non-refundable upfront cash payment, $12.0 million for achievement of certain regulatory approval milestones, and is eligible to receive up to $17.0 million upon achievement of additional regulatory milestones, up to $105.0 million upon achievement of commercial milestones, and tiered percentage royalties ranging from mid-teen to low-twenties on annual net sales of taletrectinib in the Innovent Territory subject to certain adjustments.

For the three months ended March 31, 2026, collaboration and license agreements revenue was comprised of research and development service revenue of $0.7 million, sales of products supply of $2.9 million and royalties of $1.4 million.

For the three months ended March 31, 2025, collaboration and license agreements revenue was comprised of research and development service revenue of $1.9 million, sales of products supply of $0.8 million and royalties of $0.2 million.

Collaboration and License Agreement with NK

In October 2023, AnHeart entered into an agreement with NK, granting NK a sub-licensable, royalty-bearing, exclusive right and license to commercialize AB-106 in Japan (the “NK Territory”). AnHeart is responsible for funding ongoing clinical trials of AB-106 in the NK Territory, with NK responsible for funding regulatory submissions in the NK Territory. The Company also granted NK a sub-licensable, royalty-bearing, exclusive right and license to research, develop and commercialize any new indications of AB-106 in the NK Territory (“NK New Indication Right”). Under the agreement, AnHeart received a non-refundable upfront cash payment of $40.0 million, $25.0 million for achievement of a regulatory milestone (“Regulatory Milestone Payment”), and is eligible to receive up to $35.0 million upon achievement of commercial milestones and a lower-mid double digit percentage royalty on net sales of taletrectinib in the NK Territory. In September 2025, taletrectinib was approved by Japan’s Ministry of Health, Labour, and Welfare. Since the regulatory approval has now been obtained, all remaining contract liability for research and development service from the initial upfront payment was recognized as revenue. In December 2025, upon receipt of the Regulatory Milestone Payment, the Company recognized $21.2 million in license revenue and $3.8 million in research and development service revenue.

The Company collaboration and license agreements revenue was comprised of research and development service revenue of $0.2 million, sales of products supply of $0.1 million, and royalties of $0.3 million for the three months ended March 31, 2026. For the three months ended March 31, 2025, collaboration and license agreements revenue was comprised of research and development service revenue of $0.2 million.

Collaboration and License Agreement with Eisai

On January 11, 2026, the Company entered into a License and Collaboration Agreement (the “License Agreement”) with Eisai. Pursuant to the License Agreement, the Company granted Eisai an exclusive license to develop and commercialize licensed products containing taletrectinib in the following territories: the European Union and all member states thereof, Albania, Andorra, Armenia, Azerbaijan, Belarus, Bosnia and Herzegovina, Georgia, Kosovo, Moldova, Monaco, Montenegro, North Macedonia, San Marino, Serbia, Switzerland, Ukraine, Vatican City, the United Kingdom, Russia, Turkey, Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, the United Arab Emirates, Israel, Jordan, Iran, Iraq, Libya, Lebanon, Egypt, Sudan, Morocco, Algeria, Tunisia, Australia, New Zealand, Canada, Singapore, Philippines, Indonesia, Thailand, Malaysia, Vietnam and India (collectively, the “Territory”).

Under the terms of the License Agreement, the Company received €50.0 million (approximately USD $58.7 million) upfront and is eligible to receive up to €145.0 million (approximately USD $170.0 million) in regulatory and commercial milestone payments, as well as double-digit tiered royalties up to the high-teens as a percentage of future net sales in the Territory. Following the upfront payment, the Company will receive the first milestone payment of €25.0 million (approximately USD $30.0 million) from this transaction upon achievement of EU regulatory approval (conditional or full) of taletrectinib. In January 2026, upon receipt of the upfront payment, the Company recognized approximately $58.7 million in license revenue. For the three months ended March 31, 2026, the Company also recognized $0.2 million in research and development service revenue.

Contract assets and contract liabilities

When the Company satisfies its performance obligations by providing services to a customer before the customer pays consideration and before payment is due, the Company recognizes its rights to consideration as a contract asset.

The Company did not recognize any contract assets as of March 31, 2026.

When a customer pays consideration before the Company provides services, the Company records its obligation as a contract liability representing the transaction price allocated to the remaining performance obligations. The contract liabilities as of March 31, 2026 of $18.4 million are expected to be recognized as revenue as research and development services are provided over the next 3 years, with $8.6 million expected to be recognized within one year of the balance sheet date.

The Company recognized $0.7 million of revenue for the three months ended March 31, 2026 that was included in the contract liability balance at December 31, 2025.

The costs incurred to fulfill customer contracts were capitalized and amortized to cost of revenue on a systematic basis that is consistent with the transfer of research and development services to the customer to which the asset relates. For the three months ended March 31, 2026, $0.7 million of costs incurred to fulfill customer contracts were capitalized and expensed in the same period. There were no balances related to the costs incurred to fulfill customer contracts as of March 31, 2026.

5. Borrowing

In 2020, AnHeart entered into loan agreements with Bank of Hangzhou to obtain short-term borrowings to supplement its working capital. As of March 31, 2026, the outstanding balance net of repayments was $5.8 million. For the three months ended March 31, 2026, there were no borrowings or repayments. The fixed interest rate of these borrowings is 3.5% per annum.

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

The following table presents future minimum payments, including interest and the end of term charge, under the Loan Agreement as of March 31, 2026:

March 31, 2026
(In thousands)
2026 (remaining 9 months)	$3,819
2027	5,069
2028	5,083
2029	5,069
2030	54,042
Total	73,082
Less: imputed interest	(22,832)
Less: unamortized debt discount and issuance costs	(2,923)
Total loan agreement	$47,327

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

The following table shows the activity within the liability related to the Financing Agreement for the three months ended March 31, 2026:

Liabilities Related to Financing Agreement
(in thousands)
Carrying value of liability related to Financing Agreement at December 31, 2025	$155,404
Payments on Financing Agreement	(864)
Non-cash interest expense	5,079
Amortization of issuance costs	211
Carrying value of liability related to Financing Agreement at March 31, 2026	$159,830

6. Leases

Our principal executive offices are located in New York, New York, where we lease approximately 7,900 square feet of office space under a lease that terminates in 2027, and in San Francisco, where we lease approximately 19,418 square feet of office space that terminates in 2029. In the second half of 2026, we plan to occupy new principal executive offices in New York, New York, consisting of approximately 18,563 square feet of office space under a lease that will terminate in 2037. We also occupy office space located in Burlington, Massachusetts, where we lease approximately 2,235 square feet of office space under a lease that terminates in 2027, as well as a total of approximately 1,799 square meters of office space in the People’s Republic of China, in the cities of Beijing, Guangzhou, Hangzhou and Shanghai, under leases that terminate in 2026 through 2029.

Operating lease expense was $0.5 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. Expense related to variable leases was not significant for the three months ended March 31, 2026 and 2025. Operating cash flows for the three months ended March 31, 2026 and 2025 included $0.6 million and $0.7 million for operating leases, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of March 31, 2026.

March 31, 2026
(In thousands)
2026 (remaining 9 months)	$1,652
2027	1,462
2028	1,232
2029	163
Total undiscounted lease payments	4,509
Less: imputed interest	(472)
Total operating lease liabilities	$4,037

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 9.1%. The Company's weighted average remaining lease term was 2.45 years as of March 31, 2026.

As of March 31, 2026, the Company had $21.6 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the consolidated balance sheet. The operating lease will commence in the second half of 2026.

7. Net Income (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of Class A and Class B Common Stock outstanding. Diluted loss per share reflects the potential dilution that could occur if the stock options to issue Common Stock were exercised. The Company had a net loss for the three months ended March 31, 2025, thus the dilutive net loss per common share is the same as the basic net loss per common share as the effect of any options or conversions is anti-dilutive.

The earnings per share amounts are the same for the different classes of Common Stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or liquidation.

The following table shows the calculation of basic and diluted earnings (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$5,397	$(53,236)
Shares used in basic earnings (loss) per share attributable to common stockholders	347,332	338,612
Diluted effect of equity-based awards	30,189	—
Shares used in diluted earnings (loss) per share attributable to common stockholders	377,521	338,612

Basic earnings (loss) per share attributable to common stockholders	$0.02	$(0.16)
Diluted earnings (loss) per share attributable to common stockholders	$0.01	$(0.16)

The following securities outstanding at March 31, 2026 and 2025 have been excluded from the calculation of basic weighted average shares outstanding:

	Three Months Ended March 31,
	2026	2025
Warrants	—	8,681,182
Class A Common Stock options	85,094,897	77,442,787
Restricted stock units	3,478,375	1,394,353

Potential shares of common stock excluded from the computation of diluted earnings (loss) per share attributable to common stockholders because their effect would have been antidilutive were 20.1 million and 87.5 million for the three months ended March 31, 2026 and 2025, respectively.

8. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2026 and 2025, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2026	2025
Balance at beginning of period	$(187)	$573
Unrealized loss	(1,214)	(490)
Amount reclassified for realized gain on marketable securities	(8)	(3)
Currency translation adjustment	(268)	465
Balance at end of period	$(1,677)	$545

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

The stock-based compensation expense included in the Company’s consolidated statement of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$3,853	$3,411
General and administrative	5,180	4,443
	$9,033	$7,854

The following table summarizes stock option activity under the 2019 Plan, 2021 Plan and assumed options in the AnHeart acquisition for the three months ended March 31, 2026.

Shares
Outstanding at December 31, 2025	73,963,104
Granted	12,749,934
Exercised	(1,177,041)
Forfeited	(441,100)
Outstanding at March 31, 2026	85,094,897
Exercisable at March 31, 2026	40,099,370

The weighted average exercise price of all outstanding options as of March 31, 2026 was $3.27 per share.

The following table summarizes the activity for the restricted stock units for the three months ended March 31, 2026.

Restricted Stock
Units
Non-vested at December 31, 2025	104,027
Granted	3,420,803
Vested	(12,615)
Forfeited or canceled	(33,840)
Non-vested at March 31, 2026	3,478,375

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

The Company concluded that the Consideration Warrants, Public Warrants, Private Warrants and Forward Purchase Warrants do not meet the conditions to be classified in equity. The warrants were recorded at fair value with subsequent changes in fair value reflected in earnings. The change in fair value resulted in a loss of $0.8 million during the three months ended March 31, 2025.

The fair value of Consideration, Public, and Forward Purchase Warrants was determined using the closing price of the publicly traded warrants on the NYSE market. The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. The Warrants expired on February 10, 2026 and were delisted pursuant to a Form 25 filed by The New York Stock Exchange. During the three months ended March 31, 2026, the Company recorded a $2.9 million gain in change in fair value of warrant liabilities related to the derecognition of warrant liabilities upon expiration of the Warrants.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2026.

11. Commitments and Contingencies

Commitments

The Company has standby letters of credit with banks in the aggregate amount of $1.8 million which serve as security for the New York and San Francisco spaces operating leases. The standby letters of credit automatically renew annually.

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, and a commercial supply agreement with Asymchem Laboratories and Patheon Pharmaceuticals Inc., under which the Company has agreed to purchase a significant portion of its requirements for the drug substance over the next 6 months. Under these agreements, as of March 31, 2026, the Company is obligated to pay up to an aggregate of $4.2 million.

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

We commercially launched IBTROZI in the U.S. in June 2025, following its approval by the FDA on June 11, 2025 for the treatment of adult patients with locally advanced or metastatic ROS1-positive (“ROS1+”) non-small cell lung cancer (“NSCLC”). Taletrectinib has also been approved by Japan’s MHLW and by China’s NMPA for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC. Taletrectinib is being commercialized in Japan by our partner NK under the brand name IBTROZI and in China by our partner Innovent under the brand name DOVBLERON®. Taletrectinib has been granted Orphan Drug Designation by the U.S. FDA for the treatment of patients with ROS1+ NSCLC and other NSCLC indications, and was previously granted Breakthrough Therapy Designations by both the U.S. FDA and China’s NMPA for the treatment of both TKI-naïve and TKI-pretreated disease patients with locally advanced or metastatic ROS1+ NSCLC. In January 2026, we announced a partnership with Eisai Co., Ltd. (“Eisai”) to commercialize taletrectinib in Europe and other territories outside the U.S., China and Japan. In March 2026, we announced that the

European Medicines Agency had validated the Marketing Authorisation Application (“MAA”) for taletrectinib for the treatment of advanced ROS1+ NSCLC.

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

In addition to taletrectinib, our clinical stage pipeline includes safusidenib, a novel, oral, potent, brain penetrant, targeted inhibitor of mutant isocitrate dehydrogenase 1 (“mIDH1”). Safusidenib is being evaluated against placebo in the SIGMA study, which is a randomized Phase 3 study for the maintenance treatment of patients with IDH1-mutant astrocytoma with high-risk features.

Recent Developments

•
In January 2026, we announced entry into an exclusive license agreement for taletrectinib in Europe and additional countries with Eisai.
•
On February 10, 2026, the outstanding warrants to purchase Class A Common stock expired and were delisted pursuant to a Form 25 filed by The New York Stock Exchange.
•
In February 2026, we announced a protocol amendment to SIGMA study for safusidenib in IDH1-mutant glioma, which converted the study from a Phase 2 to a Phase 3 study.
•
In March 2026, the Company announced that new data will be presented at the upcoming American Association for Cancer Research (AACR) Annual Meeting 2026 taking place April 17–22, 2026, in San Diego, California.
•
In March 2026, the Company has been named to Fast Company’s 2026 list of the Most Innovative Companies—ranked #9 in the Medicines, Therapeutics, and Pharmaceuticals category.
•
In March 2026, we announced that the European Medicines Agency (“EMA”) has validated the MAA for taletrectinib for the treatment of advanced ROS1+ NSCLC. The filing will follow a standard review timeline.
•
In March 2026, the Company appointed Stephen Dang, Ph.D., as Chief Legal Officer. Dr. Dang brings over 18 years of experience in the biopharmaceutical industry across all stages of the drug product life cycle.
•
In April 2026, the Company has amended its existing exclusive license agreement for safusidenib with Daiichi Sankyo to include Japan in the territory rights licensed to the Company, effectively securing exclusive global safusidenib development and commercialization rights for the Company.

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

We have incurred net losses in each year since inception. As of March 31, 2026 we had an accumulated deficit of $1,110.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations as well as a charge related to the acquisition of an in-process research and development asset. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Components of Results of Operations

Revenue

Prior to our commercialization of IBTROZI, substantially all of our revenue was generated from payments under prior collaboration agreements, and milestones, royalties and other revenue from our licensing arrangements. To date, these collaborative arrangements have included out-licenses of and options to out-license in-licensed compounds to other parties. These arrangements may include non-refundable upfront payments, contingent obligations for potential development, regulatory and commercial performance milestone payments, cost reimbursement arrangements and royalty payments. Our revenue related to our out-licensing collaborative agreements consists of product revenue, upfront license fees, milestone payments, royalty revenue and research and development services revenue from its collaboration agreements.

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

Cost of Sales

Cost of sales consists of direct and indirect costs related to the manufacturing and distribution of IBTROZI, including raw materials, third-party manufacturing costs, third-party royalties payable on our products sales, net and amortization of capitalized intangible assets associated with IBTROZI.

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

Results of Operations for The Three Months Ended March 31, 2026 and 2025

Revenue

The following table summarizes total revenue recognized for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Revenue
Product revenue, net	$18,510	$—
Collaboration and license agreements revenue	64,718	3,084
Total	$83,228	$3,084

Product Revenue, Net

On June 11, 2025, we announced that the FDA approved IBTROZI for the treatment of adult patients with locally advanced or metastatic ROS1+ non-small cell lung cancer (“NSCLC”). To date, our only source of product revenue has been from the U.S. sales of IBTROZI. We began shipping IBTROZI to our U.S. customers in June 2025. Net product revenue from U.S. sales of IBTROZI was approximately $18.5 million for the three months ended March 31, 2026.

Collaboration and License Agreements Revenue

Collaboration and license agreements revenue increased by $61.6 million for the three months ended March 31, 2026 compared to 2025. The increase is primarily due to a $58.7 million increase in license revenue because of the upfront payment received under the Eisai agreement, a $2.4 million increase in product supply, a $1.5 million increase in royalty revenue, and was offset by a $1.0 million decrease in research and development service revenue.

Costs and Expenses

	Three Months Ended March 31,		Increase /
	2026	2025	(Decrease)
	(In thousands)
Costs and expenses:
Cost of sales	$375	$—	$375
Cost of collaboration and license agreements revenue	5,616	2,094	3,522
Research and development	35,047	24,601	10,446
Selling, general and administrative	38,309	35,393	2,916
Total costs and expenses	79,347	62,088	17,259

Cost of Sales

Cost of sales increased by $0.4 million for the three months ended March 31, 2026. The increase was due to costs incurred related to product revenue recognized for the three months ended March 31, 2026 while no product revenue was recorded in the three months ended March 31, 2025.

Cost of Collaboration and License Agreements Revenue

Cost of collaboration and license agreements revenue increased by $3.5 million for the three months ended March 31, 2026 compared to 2025. The increase was primarily due to a $2.2 million increase in royalty payment for Daiichi Sankyo and a $1.3 million increase in research and development service costs.

Research and Development Expenses

Research and development expenses increased by $10.4 million for the three months ended March 31, 2026 compared to 2025. The increase was primarily due to a $1.5 million increase in salaries and other benefits driven by the increase in headcount and stock-based compensation, and $8.9 million increase in third-party costs related to clinical trial expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.9 million for the three months ended March 31, 2026, compared to 2025. The increase was due to a $5.7 million increase in salaries and other benefits driven by the increase in headcount and stock-based compensation, and $0.1 million increase in taxes, offset by a $1.7 million decrease in sales and marketing expenses and $1.2 million decrease in professional fees.

Other Income, Net

The following table presents a breakdown of our other income (expense):

	Three Months Ended March 31,
	2026	2025	Change
(In thousands)
Other income (expense):
Interest income	$5,108	$5,321	$(213)
Interest expense	(6,708)	(54)	(6,654)
Investment advisory fees	(195)	(203)	8
Change in fair value of warrant liability	2,865	(751)	3,616
Realized gain on marketable securities	8	3	5
Other income	438	1,452	(1,014)
Total other income, net	$1,516	$5,768	$(4,252)

Other income, net decreased by $4.3 million for the three months ended March 31, 2026 compared to 2025 primarily due to a $6.7 million increase in interest expense primarily related to the Financing Agreement, a $1.0 million decrease in other income related to government subsidy income, a $0.2 million decrease in interest income from investments primarily due to lower treasury yield offset by an increase of $3.6 million in change in fair value of warrant liability.

Liquidity, Capital Resources and Plan of Operations

From inception through March 31, 2026, our operations have been financed primarily by the sale and issuance of Series A preferred stock and Common Stock, including through the Merger and the PIPE Investment. As of March 31, 2026, we had $533.7 million in cash, cash equivalents and marketable securities and an accumulated deficit of $1,110.0 million.

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

On March 3, 2025, we announced the closing of a non-dilutive financing of up to $250.0 million from Sagard. The financing is comprised of a $150.0 million (the "Investment Amount") synthetic royalty financing agreement with Sagard Healthcare Partners (Delaware) II LP (the “RIF Agreement”) and a $100.0 million senior secured term loan with Sagard Holdings Manager LP (the “Loan

Agreement”). The Investment Amount and a $50.0 million tranche of the term loan were funded in June 2025, following the FDA’s approval of IBTROZI. The second tranche of $50.0 million of the term loan will be available at our option until June 30, 2026.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March
31, 2026, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.
We believe with our cash, cash equivalents and marketable securities, together with anticipated net revenue from sales of IBTROZI, will be sufficient to fund our operating expenses for the foreseeable future.

We expect to incur substantial expenses in the foreseeable future for the development and commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, commercialization, and internal research and development programs. However, in order to complete our current and future preclinical studies and clinical trials, and to complete the process of obtaining regulatory approval for our product candidates, as well as to commercialize our product candidates, we may require substantial additional funding in the future. We may consider additional funding through a combination of equity and debt financing, strategic alliances, and new collaborative arrangements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash provided by (used in) operating activities	$5,069	$(42,627)
Cash (used in) provided by investing activities	(43,636)	54,182
Cash provided by financing activities	44	548
Effect of foreign exchange rate changes on cash and cash equivalents	(172)	151
Net (decrease) increase in cash and cash equivalents	(38,695)	12,254

Operating Activities

In 2026, cash provided by operating activities of $5.1 million was attributable to a net income of $5.4 million, non-cash charges of $11.2 million offset by a net change of $11.5 million in our net operating assets and liabilities. The non-cash charges consisted primarily of stock-based compensation of $9.0 million, $5.1 million in non-cash interest expense related to the Financing Agreement, $0.5 million of depreciation and amortization, and $0.3 million of amortization of debt issuance costs offset by changes in fair value of warrant liability of $2.9 million, amortization of premium on marketable securities of $0.8 million, and $0.1 million of lease expense. The change in operating assets and liabilities was primarily due to a $12.3 million decrease in accrued expenses, $6.6 million increase in accounts receivable, $4.4 million increase in prepaid expenses and other current assets, $4.4 million increase in inventory, and $0.4 million decrease in contract liabilities offset by $13.0 million increase in accounts payable, and $3.8 million decrease in other non-current assets.

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

Investing Activities

In 2026, cash used in investing activities of $43.6 million was related to the purchase of marketable securities of $82.1 million offset by $38.5 million of proceeds from the sale of marketable securities.

In 2025, cash provided by investing activities of $54.2 million was related to the $115.0 million of proceeds from the sale of marketable securities offset by purchase of marketable securities of $60.7 million and $0.1 million purchase of property and equipment.

Financing Activities

In 2026, cash provided by financing activities of $0.1 million was related to the $0.9 million proceeds from exercise of options offset by $0.8 million of debt repayments.

In 2025, cash provided by financing activities of $0.6 million was related to the $1.1 million proceeds from exercise of options offset by $0.5 million of debt repayments.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepare these financial statements in conformity with GAAP. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the three months ended March 31, 2026 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $533.7 million as of March 31, 2026, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

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

None.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the section below. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described below as part of your evaluation of an investment in our securities:

•
Our near-term prospects are significantly dependent on the commercialization of IBTROZI® (taletrectinib). If we are unable to successfully commercialize IBTROZI, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.
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
•
We rely on a select network of third-party distributors, specialty pharmacies and other vendors to distribute IBTROZI in the U.S., and any failure by such distributors, specialty pharmacies and vendors could adversely affect our revenue, financial condition, or results of operations.
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
•
We will need substantial funding to pursue our business objectives. If we are unable to receive significant revenue from the sales of our products or if we are unable to raise capital if and when needed or on favorable terms, we could be forced to delay, reduce or terminate our product development, other operations or commercialization efforts.
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

If IBTROZI does not achieve an adequate level of acceptance, we may not generate significant product revenue and we may never become profitable. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. The degree of market acceptance of IBTROZI will depend on a number of factors, including:

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

Taletrectinib is also approved in China for the treatment of advanced ROS1+ NSCLC and sold under the brand name DOVBLERON. In China, the Ministry of Human Resources and Social Security of China or provincial or local human resources and social security authorities, together with other government authorities, review the inclusion or removal of drugs from China’s National Drug Catalog for Basic Medical Insurance, Work-related Injury Insurance and Maternity Insurance, or the National Reimbursement Drug List (“NRDL”), or provincial or local medical insurance catalogues for the National Medical Insurance Program regularly, and the tier under which a drug will be classified, both of which affect the amounts reimbursable to program participants for their purchases of those drugs. There can be no assurance that taletrectinib or any of our product candidates, if approved, will be included in the NRDL. Products included in the NRDL have been typically generic and essential drugs. Innovative drugs similar to taletrectinib have historically been more limited on their inclusion in the NRDL due to the affordability of the government’s Basic Medical Insurance, although this has been changing in recent years. Obtaining and maintaining reimbursement status is time-consuming and costly. No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

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
•
our ability to generate revenue and achieve or maintain profitability; and
•
the amount of taxes that we are required to pay.

In addition, in case a drug product needs companion diagnostics, then companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for the pharmaceutical or biological product. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

We rely on a select network of third-party distributors, specialty pharmacies and other vendors to distribute IBTROZI in the U.S., and any failure by such distributors, specialty pharmacies and vendors could adversely affect our revenue, financial condition, or results of operations.

We rely on a select network of third-party distributors, specialty pharmacies and other vendors to distribute IBTROZI in the U.S., and the financial failure of any of these parties could adversely affect our revenue, financial condition or results of operations. We rely on such distributors and specialty pharmacies to effectively distribute IBTROZI in a timely manner, provide certain patient support services, manage prescription intake, collect accurate patient and inventory data and collect payments from payors. While we have entered into agreements with each of these parties, they may not perform as agreed, our strategic priorities may change or they may terminate their agreements with us. Further, an inability by our distributors or specialty pharmacies to meet our patients’ needs may lead to reputational harm or patient loss. In the event that such network fails to properly meet our or our patients’ needs, we may need to partner with other distributors, specialty pharmacies or vendors to replace or supplement our current network and there is no guarantee that we will be able to do so on commercially reasonable terms or at all.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of these product revenue to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

IBTROZI has been approved in the U.S., Japan and in China (sold under the brand name DOVBLERON) for the treatment of advanced ROS1+ NSCLC. Approved products are subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (“cGMP”), regulations and Good Clinical Practice (“GCP”), for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for any future product candidates we may develop, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. However, if we are found to have promoted such off-label uses, we may become subject to significant liability.

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
•
significant civil, criminal and administrative penalties, including fines, restitutions or disgorgement of profits or revenue;
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

We are incurring and have incurred net losses every year since our operations began in 2018. Losses have resulted principally from costs incurred in connection with our research and development activities, and from general and administrative costs associated with our operations. Although we have recently begun to commercialize IBTROZI, our revenue and profit potential is unproven and our very limited operating history as a commercial company makes our future operating results difficult to predict. If we do not generate significant revenue from commercial sales of IBTROZI, or if we experience unforeseen events or choose to make other investments in our business, we may continue to experience negative cash flow as we fund our operations and clinical development activities and research programs, and continue with the commercialization of IBTROZI. We will need to generate significant revenue to achieve consistent future profitability, and we may never achieve consistent future profitability. Even if we do become profitable in the future, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve consistent future profitability could negatively impact the market price of our common stock and our ability to sustain operations.

Our clinical-stage product candidates as well as our other pipeline assets will require significant further investment and regulatory approvals prior to commercialization. Our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, build out of additional commercial infrastructure, substantial investment and significant marketing efforts, before we generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our clinical-stage product candidates, including safusidenib, which is in a Phase 3 study. We anticipate incurring significant costs associated with launching and commercializing our current and future product candidates, including as a result of payment obligations under the Taletrectinib In-License Agreement, the Safusidenib In-License Agreement, our revenue interest financing agreement with Sagard Healthcare Partners (Delaware) II LP (the “RIF Agreement”), and our credit agreement and guaranty with Sagard Holdings Manager LP (the “Loan Agreement”). Furthermore, if the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products. Our revenue will also depend, in part, upon our current collaborators’ and future collaborators’ ability to obtain regulatory approval and successfully commercialize our product candidates in their respective territories. We would continue to bear the risk that the FDA or similar foreign regulatory authorities such as the European Commission, the U.K. Medicines & Healthcare Products Regulatory Agency (“MHRA”) or the National Medical Product Administration of China (“NMPA”), could revoke approval, or that safety, efficacy, manufacturing or supply issues could arise that negatively impact product sales.

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

We will need substantial funding to pursue our business objectives. If we are unable to receive significant revenue from the sales of our product or if we are unable to raise capital if and when needed or on favorable terms, we could be forced to delay, reduce or terminate our product development, other operations or commercialization efforts.

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

As of March 31, 2026, we had $533.7 million in cash and investments, and an accumulated deficit of $1,110.0 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

We will require additional revenue or capital to complete our planned clinical development programs for our clinical stage product candidates as well as our preclinical product candidates to obtain regulatory approval. Any additional capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and future product candidates, if approved.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our earnings. Any new taxes could adversely affect our business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, which could require us to pay additional taxes on a prospective or retroactive basis, as well as penalties, interest and other costs, including compliance costs. The One Big Beautiful Bill Act (“OBBBA”) enacted in 2025, the Inflation Reduction Act enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”) made many significant changes to the U.S. tax laws. For example, for tax years beginning after December 31, 2024, the OBBBA restores the tax deductibility of domestic research and development expenses in the year incurred, which expenses had been required under the Tax Act to be capitalized and subsequently amortized over five years. The OBBBA did not change the tax treatment of expenses incurred in research and development activities conducted outside the United States, which expenses continue to be required to be capitalized and amortized over 15 years. We are evaluating the potential impacts this and other changes under the OBBBA may have on our business. Future guidance from the Internal Revenue Service and other tax authorities with respect to any such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Under the Loan Agreement, the term loan will bear interest at the secured overnight financing rate ("SOFR") plus a margin of 6.00%, subject to a 4.00% SOFR floor. There are no scheduled amortization payments associated with the term loan, with all outstanding principal due at maturity. If available, we must first satisfy ourselves that we will have access to future alternate sources of capital, such as from commercial revenue or the equity capital markets or debt capital markets, in order to repay any additional principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

The RIF Agreement places certain restrictions on our operational flexibility

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

Further, we, the FDA or comparable foreign regulatory authorities, an Institutional Review Board, or an Ethics Committee may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with applicable regulatory requirements, including the FDA’s current GCP and foreign equivalents, regulators find that we are exposing participants to unacceptable health risks or if the FDA or comparable foreign regulatory authorities find deficiencies in our Investigational New Drugs, clinical trial applications or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenue from our product candidates may be delayed or eliminated entirely.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers. There have been judicial, executive and congressional challenges and amendments to certain aspects of the Affordable Care Act . For example, in July 2025, the OBBBA was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect through 2032 unless additional congressional action is taken.

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

We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the recent U.S. Presidential and Congressional elections. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced the agreements with several pharmaceutical companies that require the drug manufacturer to offer, through a direct-to-consumer platform (“TrumpRx”), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenue. Other recent actions for example include (1) directing agencies to reduce workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion, and reduce Medicaid enrollment and funding. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

In addition, in December 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions, capped at a maximum of eleven years; reshape the incentives regime for orphan medicinal products, by introducing “breakthrough” orphan medicinal products – those addressing diseases with no available medicinal treatment – which will benefit from 11 years of market exclusivity; and expand the Bolar exemption to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

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
•
analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•
European and other foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits and other adverse business consequences.

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

As of March 31, 2026, we had 307 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative, marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. We cannot at this time predict the ultimate impact of tariffs and trade restrictions and anticipate that our cost of goods will be adversely affected to some degree, depending on the ultimate scope and duration of tariffs and trade restrictions imposed. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Given the nature of our product candidates, ongoing establishment of additional sources of manufacturing supply outside of China is a time-consuming process making it difficult for us to react quickly to a rapidly changing environment. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet regulatory requirements for approval, and if it becomes necessary to source material from such new supplier, there could be a shortage of the affected products for the marketplace or for use in clinical studies, or both, which could negatively impact our anticipated revenue and could potentially cause us to breach contractual obligations with customers. Moreover, these tariffs could introduce significant transfer pricing challenges for us, including adapting our transfer pricing arrangements to account for increased costs associated with importing goods and implementing pricing changes in a manner that complies with applicable customs and transfer pricing rules, which we may be unable to do in a timely manner or at all, particularly given the current international trade and tariff fluidity, which could result in the modification or elimination of the tax deductibility of various currently deductible payments and otherwise increase the tax burden of our operating or being a resident in a particular country. Increased costs and extended commercialization and development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

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

Further, the continued threats of new or increased tariffs, sanctions, trade restrictions and trade barriers as well as ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements, have had and may continue to have a generally disruptive impact on the global economy and, therefore, may negatively impact revenue. Given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results is uncertain and could be significant. In any event, further trade restrictions and export regulations, new or increased tariffs, new laws, regulations or executive orders, or further retaliatory measures, could increase our supply chain complexity and/or costs, decrease our margins, reduce the competitiveness of any of our product candidates, or restrict our ability to sell products or purchase necessary equipment and supplies. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Also, the National People’s Congress released the Personal Information Protection Law, which became effective in 2021. The Personal Information Protection Law provides a comprehensive set of data privacy and protection requirements that apply to the processing of personal information and expands data protection compliance obligations to cover the processing of personal information of persons by organizations and individuals in China, and the processing of personal information of persons in China outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, persons in China. The Personal Information Protection Law also provides that critical information infrastructure operators and personal information processing entities who process personal information meeting a volume threshold set by Chinese cyberspace regulators are also required to store in China personal information generated or collected in China, and to pass a security assessment administered by Chinese cyberspace regulators for any export of such personal information. Lastly, the Personal Information Protection Law contains proposals for significant fines for serious violations of up to RMB 50 million or 5% of annual revenue from the prior year and may also be ordered to suspend any related activity by competent authorities. We do not maintain, nor do we intend to maintain in the future, personally identifiable health information of patients in China.

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

As of March 31, 2026, we have options outstanding to purchase approximately 85,094,897 shares of Class A Common Stock and 2,000,000 shares of our Class B Common Stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue under the 2021 Plan an aggregate of up to 48,504,429 shares of Class A Common Stock and Class B Common Stock, which amount will be subject to increase from time to time. In addition, in the AnHeart acquisition, we assumed the AnHeart equity incentive plans and reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance upon exercise of outstanding options or settlement of outstanding restricted stock units issued under those plans. We may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 2026	N/A	$ N/A	N/A	N/A
February 2026	N/A	$ N/A	N/A	N/A
March 2026	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1*	License and Collaboration Agreement between the Registrant and Eisai Co., Ltd. dated January 11, 2026.

10.2*	Employment Agreement, effective February 11, 2019, by and between the Registrant and David Hung, M.D.

10.3*	Employment Agreement, effective April 30, 2022, by and between the Registrant and David Liu, M.D., Ph.D.

10.4*	Employment Agreement, effective October 1, 2024, by and between the Registrant and Philippe Sauvage.

10.5*	Employment Agreement, effective June 30, 2019, by and between the Registrant and Gary Hattersley, Ph.D.

10.6*	Employment Agreement, effective March 25, 2024, by and between the Registrant and Colleen Sjogren.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as inline XBRL and contained in Exhibit 101

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 4th day of May, 2026.

NUVATION BIO INC.

Date: May 4, 2026	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer
Principal Executive Officer

Date: May 4, 2026	/s/ Philippe Sauvage
Philippe Sauvage, Chief Financial Officer
Principal Financial Officer