Form 10-Q
period 2026-06-30
Nuvation Bio Inc.
filed 2026-08-06
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 351,123,233 shares of Common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$258,604	$164,086
Accounts receivable, net of allowance for credit loss of $nil and $nil	27,826	16,076
Inventory	19,901	11,411
Prepaid expenses and other current assets	13,861	11,536
Marketable securities	402,352	365,125
Interest receivable on marketable securities	3,888	3,285
Total current assets	726,432	571,519
Property and equipment, net of accumulated depreciation of $1,331 and $1,184, respectively	715	564
Intangible assets, net of accumulated amortization of $2,777 and $1,856, respectively	10,292	11,214
Operating lease right-of-use assets	3,240	3,918
Other non-current assets	3,824	7,607
Total assets	$744,503	$594,822
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,089	$9,479
Current operating lease liabilities	1,715	1,880
Contract liabilities, current portion	8,855	7,515
Liability related to revenue interest financing agreement, current portion	12,999	9,585
Short-term borrowings	5,893	5,724
Warrant liability	—	2,865
Accrued expenses	45,204	45,183
Total current liabilities	86,755	82,231
Contract liabilities, net of current portion	8,228	11,305
Non-current operating lease liabilities	1,910	2,543
Non-current liability related to revenue interest financing agreement, net of deferred financing costs of $3,818 and $4,241, respectively	151,122	145,819
Long-term borrowings, net of deferred financing costs of $3,042	—	47,208
Convertible debt, net of deferred financing costs of $7,376	242,624	—
Total liabilities	490,639	289,106
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of June 30, 2026 and December 31, 2025 respectively, 349,822,479 (Class A 348,822,479, Class B 1,000,000) and 346,503,675 (Class A 345,503,675, Class B 1,000,000) shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,429,288	1,421,273
Accumulated deficit	(1,172,813)	(1,115,370)
Accumulated other comprehensive loss	(2,611)	(187)
Total stockholders’ equity	253,864	305,716
Total liabilities and stockholders’ equity	$744,503	$594,822

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$23,192	$1,238	$41,702	$1,238
Collaboration and license agreements revenue	8,495	3,595	73,213	6,679
Total revenue	31,687	4,833	114,915	7,917
Costs and expenses:
Cost of sales	911	172	1,286	172
Cost of collaboration and license agreements revenue	8,560	2,404	14,176	4,498
Research and development	30,661	27,362	65,708	51,963
Selling, general and administrative	42,591	38,484	80,900	73,877
Total costs and expenses	82,723	68,422	162,070	130,510
Loss from operations	(51,036)	(63,589)	(47,155)	(122,593)
Other income (expense):
Interest income	4,596	4,780	9,704	10,101
Interest expense	(6,759)	(421)	(13,467)	(475)
Investment advisory fees	(184)	(182)	(379)	(385)
Loss on debt extinguishment	(9,472)	—	(9,472)	—
Change in fair value of warrant liability	—	454	2,865	(297)
Realized gain (loss) on marketable securities	9	(1)	17	2
Net gain (loss) on disposal of fixed assets	1	(34)	1	(34)
Other income (expense)	5	(14)	443	1,438
Total other (expense) income, net	(11,804)	4,582	(10,288)	10,350
Loss before income taxes	(62,840)	(59,007)	(57,443)	(112,243)
Provision for income taxes	—	—	—	—
Net loss	$(62,840)	$(59,007)	$(57,443)	$(112,243)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.17)	$(0.17)	$(0.33)
Weighted average common shares outstanding, basic and diluted	348,770	340,746	348,055	339,685
Comprehensive loss:
Net loss	$(62,840)	$(59,007)	$(57,443)	$(112,243)
Other comprehensive loss, net of taxes:
Currency translation adjustment	(471)	(646)	(739)	(182)
Change in unrealized loss on available-for-sale securities	(463)	(225)	(1,685)	(718)
Comprehensive loss	$(63,774)	$(59,878)	$(59,867)	$(113,143)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

For the Three and Six Months Ended June 30, 2026 and 2025

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Loss	Equity

Balance, December 31, 2025	345,503,675	1,000,000	$1,421,273	$(1,115,370)	$(187)	$305,716
Exercise of stock options	1,177,041	—	908	—	—	908
Issuance of Class A Common Stock for RSUs vested	12,615	—	—	—	—	—
Stock-based compensation	—	—	9,033	—	—	9,033
Net income	—	—	—	5,397	—	5,397
Currency translation adjustment	—	—	—	—	(268)	(268)
Other comprehensive loss	—	—	—	—	(1,222)	(1,222)
Balance, March 31, 2026	346,693,331	1,000,000	$1,431,214	$(1,109,973)	$(1,677)	$319,564
Exercise of stock options	1,770,020	—	3,502	—	—	3,502
Issuance of Class A Common Stock for RSUs vested	12,615	—	—	—	—	—
Issuance of Class A Common Stock for purchase under the ESPP	346,513	—	1,247	—	—	1,247
Stock-based compensation	—	—	10,460	—	—	10,460
Capped call transactions	—	—	(17,135)	—	—	(17,135)
Net loss	—	—		(62,840)	—	(62,840)
Currency translation adjustment	—	—		—	(471)	(471)
Other comprehensive loss	—	—		—	(463)	(463)
Balance, June 30, 2026	348,822,479	1,000,000	$1,429,288	$(1,172,813)	$(2,611)	$253,864

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Income (loss)	Equity

Balance, December 31, 2024	336,837,872	1,000,000	$1,373,958	$(910,743)	$573	$463,788
Exercise of stock options	1,976,775	—	1,082	—	—	1,082
Issuance of Class A Common Stock for RSUs vested	25,778	—	—	—	—	—
Stock-based compensation	—	—	7,854	—	—	7,854
Net loss	—	—	—	(53,236)	—	(53,236)
Currency translation adjustment	—	—	—	—	465	465
Other comprehensive loss	—	—	—	—	(493)	(493)
Balance, March 31, 2025	338,840,425	1,000,000	$1,382,894	$(963,979)	$545	$419,460
Exercise of stock options	855,851	—	762	—	—	762
Issuance of Class A Common Stock for RSUs vested	1,265,096	—	—	—	—	—
Issuance of Class A Common Stock for purchase under the ESPP	272,191	—	533	—	—	533
Stock-based compensation	—	—	12,031	—	—	12,031
Net loss	—	—	—	(59,007)	—	(59,007)
Currency translation adjustment	—	—	—	—	(647)	(647)
Other comprehensive loss	—	—	—	—	(225)	(225)
Balance, June 30, 2025	341,233,563	1,000,000	$1,396,220	$(1,022,986)	$(327)	$372,907

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

For the Six Months Ended June 30,	2026	2025
Cash flows from operating activities:
Net loss	$(57,443)	$(112,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,493	19,885
Depreciation and amortization	1,072	666
Non-cash lease expense	(120)	335
Non-cash interest on revenue interest financing agreement	10,176	266
Amortization of debt issuance costs	671	18
Change in fair value of warrant liability	(2,865)	297
Amortization of premium and discounts on marketable securities	(1,550)	(2,809)
Realized loss (gain) on marketable securities	(17)	(2)
Net loss on disposal of fixed assets	(1)	34
Loss on debt extinguishment	9,472	—
Unrealized foreign currency transaction (loss) gain	(229)	(205)
Change in operating assets and liabilities:
Accounts receivable	(11,750)	10,029
Prepaid expenses and other current assets	(2,325)	(986)
Inventory	(8,490)	(552)
Interest receivable on marketable securities	(603)	(414)
Intangible assets	—	(8,000)
Other non-current assets	3,783	145
Accounts payable	3,110	16,071
Contract liabilities	(1,737)	(4,505)
Accrued expenses	1,453	(8,835)
Net cash used in operating activities	(37,900)	(90,805)
Cash flow from investing activities:
Purchases of marketable securities	(149,840)	(142,378)
Proceeds from sale of marketable securities	112,497	251,689
Purchases of property and equipment	(302)	(253)
Net cash (used in) provided by investing activities	(37,645)	109,058
Cash flow from financing activities:
Proceeds from borrowings, net of debt issuance costs and debt discounts	—	48,901
Proceeds from revenue interest financing agreement	—	150,000
Proceeds from convertible debt	243,750	—
Payments on capped call transactions	(17,135)	—
Payments on borrowings and amendment fee under Financing Agreement	(58,687)	(700)
Payments on debt issuance costs	(1,129)	(6,607)
Payments on revenue interest financing agreement	(1,882)	—
Proceeds from issuance of Common Stock under ESPP	1,247	533
Proceeds from exercises of options	4,409	1,844
Net cash provided by financing activities	170,573	193,971
Effect of foreign exchange rate changes on cash and cash equivalents	(510)	23
Net increase in cash and cash equivalents	94,518	212,247
Cash and cash equivalents, beginning of the period	164,086	35,723
Cash and cash equivalents, end of the period	$258,604	$247,970

Non-cash operating activities
Right-of-use asset recognized	$185	$3,772

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

c. Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of the financial position of the Company as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025 and the cash flows for the six months ended June 30, 2026 and 2025. The consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

d. Liquidity

As of June 30, 2026, the Company has an accumulated deficit of approximately $1,172.8 million and net cash used in operating activities was approximately $37.9 million for the six months ended June 30, 2026. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of $661.0 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s commercialization efforts for IBTROZI, research and development activities, potential regulatory approval of its product candidates, and the level of financial resources available.

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

f. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the year. Accordingly, actual results could differ from those estimates and those differences could be significant. Significant estimates and assumptions reflected in the accompanying consolidated financial statements include, but are not limited to, the fair value of in-process research and development acquired, warrant liabilities, leases, stock options granted, convertible debt, revenue recognition, interest expense and depreciation expense.

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

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for-sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of June 30, 2026, the Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

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

Concentration of customers

Below customers represent more than 10% of the Company's gross revenue for the three and six months ended June 30, 2026 and 2025.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Customer A	22%	—	12%	—
Customer B	20%	—	12%	—
Customer C	19%	66%	10%	77%

Below customers represent more than 10% of the Company's balances of accounts receivable as of June 30, 2026.

June 30, 2026
Customer A	7,363
Customer B	6,841
Customer C	5,057
Customer D	3,438

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

Following the Merger, there were 5,787,472 warrants to purchase Common Stock outstanding, consisting of 4,791,639 Public Warrants, 162,500 Private Placement Warrants and 833,333 Forward Purchase Warrants. Each whole warrant entitles the registered holder to purchase one share of the Company's Class A Common Stock (the “Class A Common Stock”) at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A Common Stock.

As part of the consideration for AnHeart, the Company issued warrants collectively exercisable for approximately 2,893,720 shares of the Class A Common Stock at an exercise price of $11.50 per share (the “Consideration Warrants”). The fair value of the Consideration Warrants was determined to approximate the public warrant trading price as of the Acquisition Date, yielding a fair value of approximately $0.26 per share. The Consideration Warrants were restricted with respect to the exercise and transfer thereof until receipt of such stockholder approval and otherwise have terms identical to those of the Company’s outstanding Public Warrants. Accordingly, the Company classified the Consideration Warrants as liabilities, consistent with the classification of the Company’s Public Warrants. The Consideration Warrants are no longer restricted with respect to the exercise and transfer based on the stockholder approval from the 2024 Annual Meeting of Stockholders on September 3, 2024.

The Company evaluated Public Warrants, Private Placement Warrants, Consideration Warrants, and Forward Purchase Warrants (the “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement value of the Warrants is dependent, in part, on the holder of the Warrants at the time of settlement. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on Class A Common Stock, the Warrants fail the indexation guidance in ASC 815-40, which would preclude classification in stockholders’ equity. Additionally, the exercise of the Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves more than 50% of the outstanding shares of the Class A Common Stock. Because not all of the Company’s stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Warrants do not meet the conditions to be classified in equity. Since the Warrants meet the definition of a derivative under ASC 815, the Company recorded these Warrants as liabilities on the balance sheet at fair value upon the closing of the Merger, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. The fair value of Consideration, Public, and Forward Purchase Warrants was determined using the closing price of the publicly traded warrants on the NYSE market. The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. The Warrants expired on February 10, 2026.

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

Product revenue, net

The Company recognizes product revenue, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenue, to account for the components of variable consideration. Variable consideration includes the following components: chargebacks, government rebates, commercial payor rebates, trade discounts and allowances, product returns, and co-payment assistance. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual rebates, expectations regarding future utilization rates and channel inventory data. The Company reviews the adequacy of its provisions for sales deductions on a quarterly basis. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. The most significant items deducted from gross product sales where we exercise judgment are rebates, sales returns and chargebacks.

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

Licenses of intellectual property

If a license to the Company's intellectual property is determined to be distinct from the other promises or performance obligations identified in the contract, the Company recognizes revenue from the portion of the transaction price allocated to the license at a point in time, when the license is transferred to the customer and the customer is able to benefit from the license. For the six months ended June 30 2026, the Company has recognized approximately $58.7 million of license revenue from the Eisai license agreement.

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

Royalties

For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). For the three months ended June 30, 2026 and 2025, the Company has recognized $2.1 million and $0.2 million sales-based royalty revenue resulting from the Company's collaboration agreements, respectively. For the six months ended June 30, 2026 and 2025, the Company has recognized $3.8 million and $0.5 million sales-based royalty revenue resulting from the Company's collaboration agreements, respectively.

The Company receives payments from its customers based on billing terms established in the contract. Up-front payments and fees are recorded as contract liabilities (e.g., deferred revenue) upon receipt or when due until the Company performs its obligations under the arrangement.

In the event of an early termination of a collaboration agreement, any contract liabilities would be recognized in the period in which all of the Company's obligations under the agreement have been fulfilled.

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

r. Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. The Company's contracts with customers have standard payment terms. The Company will analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of its customers so that it can properly assess and respond to changes in their credit profiles. As of June 30, 2026, the credit profiles for the Company’s customers were deemed to be in good standing and an allowance for credit losses was not considered necessary.

s. Inventory

Inventories are stated at the lower of cost or net realizable value and recognized on a first-in, first-out (“FIFO”) method. Inventory is capitalized based on when future economic benefit is expected to be realized.

The Company analyzes its inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value. Any adjustments are recognized through cost of goods sold in the period in which they are incurred. The Company's reserve for inventory as of June 30, 2026 and December 31, 2025 was $0.5 million and nil, respectively. This reserve was recognized through cost of sold.

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

z. Recent Accounting Pronouncements

In November 2024, the FASB issued Subtopic 220-40 “Disaggregation of Income Statement Expenses”, which requires an entity to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in a tabular format in the notes to the financial statements. The standard will be effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

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

The following table presents information about the Company’s marketable securities as of June 30, 2026 and December 31, 2025, as well as the Warrant liability as of December 31, 2025, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 fair value hierarchy. The fair value of the Consideration, Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Public Warrant pricing, the Company's own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods. The Warrants expired on February 10, 2026.

	June 30, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$20,348	$20,348	$—	$—
	20,348	20,348	—	—
Marketable securities:
Certificate of deposits	2,890	—	2,890	—
Commercial paper	10,633	—	10,633	—
U.S. government and government agency securities	298,423	—	298,423	—
Corporate bonds	90,406	—	90,406	—
	402,352	—	402,352	—
Total financial assets:	$422,700	$20,348	$402,352	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$52,339	$52,339	$—	$—
U.S. government and government agency securities	43,990	—	43,990	—
	96,329	52,339	43,990	—
Marketable securities:
Certificate of deposits	3,918	—	3,918	—
Commercial paper	5,158	—	5,158	—
U.S. government and government agency securities	226,777	—	226,777	—
Corporate bonds	129,272	—	129,272	—
	365,125	—	365,125	—
Total financial assets:	$461,454	$52,339	$409,115	$—

Financial liabilities:
Warrants	$2,865	$2,865	$—	$—

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

The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$20,348	$—	$—	$20,348
	20,348	—	—	20,348
Marketable securities:
Certificate of deposits	2,888	2	—	2,890
Commercial paper	10,643	1	(11)	10,633
U.S. government and government agency securities	299,198	18	(793)	298,423
Corporate bonds	90,529	13	(136)	90,406
	403,258	34	(940)	402,352
	$423,606	$34	$(940)	$422,700

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$52,339	$—	$—	$52,339
U.S. government and government agency securities	43,985	5	—	43,990
	96,324	5	—	96,329
Marketable securities:
Certificate of deposits	3,909	9	—	3,918
Commercial paper	5,154	4	—	5,158
U.S. government and government agency securities	226,247	530	—	226,777
Corporate bonds	129,044	249	(21)	129,272
	364,354	792	(21)	365,125
	$460,678	$797	$(21)	$461,454

For the three and six months ended June 30, 2026 and 2025, there were no unrealized gains or losses on equity securities. The activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$20	$—	$28	$3
Realized losses from sales of available-for-sale securities	(11)	(1)	(11)	(1)
Net gains (losses) on marketable securities	$9	$(1)	$17	$2

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Commercial paper	$9,375	$(11)	$—	$—	$9,375	$(11)
U.S. government and government agency securities	226,327	(793)	—	—	226,327	(793)
Corporate bonds	66,182	(136)	—	—	66,182	(136)
	$301,884	$(940)	$—	$—	$301,884	$(940)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$18,157	$(21)	$—	$—	$18,157	$(21)
	$18,157	$(21)	$—	$—	$18,157	$(21)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates and represent temporary impairments due to general market factors. The Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors during the three and six months ended June 30, 2026. As of June 30, 2026, the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

Maturity information based on fair value is as follows as of June 30, 2026:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$2,890	$—	$2,890
Commercial paper	10,633	—	10,633
U.S. government and government agency securities	250,357	48,066	298,423
Corporate bonds	40,182	50,224	90,406
	$304,062	$98,290	$402,352

Debt, Convertible Debt and Liability Related to Revenue Interest Financing Agreement

As of June 30, 2026, the Company estimated the fair value of its debt and convertible debt approximated the carrying amount. The fair value of the debt and convertible debt was estimated solely for disclosure purposes and was determined based on observable inputs. Accordingly, it was categorized as Level 2 in the fair value hierarchy. The fair value of the liability related to the sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Sagard over the life of the arrangement. The Company periodically reassesses the amount and timing of estimated royalty payments based on internal sales projections and external information from market data sources, which are considered Level 3 inputs. As of June 30, 2026, the estimated fair value of the liability approximated the carrying amount.

4. Revenue Recognition

The Company revenue by geographic region for the three and six months ended June 30, 2026 and 2025 are summarized as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
United States	$23,192	$1,238	$100,579	$1,238
China	7,991	3,354	13,180	6,254
Japan	504	241	1,156	425
Total revenue	$31,687	$4,833	$114,915	$7,917

Net Product Revenue

Net product revenue was approximately $23.2 million and $41.7 million for the three and six months ended June 30, 2026 from the U.S. sales of IBTROZI, respectively. The Company began shipping IBTROZI to its U.S. customers in June 2025.

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

In-Licensing Arrangements with Daiichi Sankyo Company Ltd. (“DS”)

The Company has in-licensed from DS the rights to develop, manufacture and commercialize taletrectinib and safusidenib globally. The development milestone payments are recognized when the achievement of the associated milestone becomes probable and estimable and have been expensed before regulatory approval has been obtained. In December 2024, a $2.0 million development milestone payment was capitalized as an intangible asset upon regulatory approval of taletrectinib in China. The Company reached two taletrectinib-related milestones in 2024, and the resulting $6.0 million in development milestone payments owed were paid to DS in March 2025. In June 2025, upon regulatory approval of taletrectinib in the U.S., an $8.0 million milestone payment was owed to DS under the arrangement. This milestone payment was paid in July 2025 and was capitalized as an intangible asset. The Company paid $3.0 million in February 2026 after converting the safusideninb SIGMA study into a pivotal study, which was expensed to research and development. The Company paid $0.5 million in April 2026 after amending and restating its safusidenib license agreement with DS to include Japan rights, effectively securing exclusive global development and commercialization rights to safusidenib.

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

For the three months ended June 30, 2026, collaboration and license agreements revenue was comprised of research and development service revenue of $2.0 million, sales of products supply of $4.4 million and royalties of $1.6 million. For the six months ended June 30, 2026, collaboration and license agreements revenue was comprised of research and development service revenue of $2.6 million, sales of products supply of $7.3 million and royalties of $3.0 million.

For the three months ended June 30, 2025, collaboration and license agreements revenue was comprised of research and development service revenue of $2.2 million, sales of products supply of $0.8 million and royalties of $0.2 million. For the six months ended June 30, 2025, collaboration and license agreements revenue was comprised of research and development service revenue of $4.1 million, sales of products supply of $1.6 million and royalties of $0.5 million.

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

The Company collaboration and license agreements revenue was comprised of royalties of $0.5 million for the three months ended June 30, 2026. For the six months ended June 30, 2026, collaboration and license agreements revenue was comprised of research and development service revenue of $0.2 million, sales of products supply of $0.1 million and royalties of $0.8 million.

For the three months ended June 30, 2025, collaboration and license agreements revenue was comprised of research and development service revenue of $0.2 million. For the six months ended June 30, 2025, collaboration and license agreements revenue was comprised of research and development service revenue of $0.4 million

Collaboration and License Agreement with Eisai

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

The Company did not recognize any contract assets as of June 30, 2026.

When a customer pays consideration before the Company provides services, the Company records its obligation as a contract liability representing the transaction price allocated to the remaining performance obligations. The contract liabilities as of June 30, 2026 of $17.0 million consists of $0.3 million of deferred revenue which will be recognize as product revenue and the remaining $16.7 million are expected to be recognized as revenue as research and development services are provided over the next 3 years, with $8.5 million expected to be recognized within one year of the balance sheet date.

The Company recognized $2.6 million of revenue for the six months ended June 30, 2026 that was included in the contract liability balance at December 31, 2025.

The costs incurred to fulfill customer contracts were capitalized and amortized to cost of revenue on a systematic basis that is consistent with the transfer of research and development services to the customer to which the asset relates. For the three and six months ended June 30, 2026, $1.7 million and $2.4 million of costs incurred to fulfill customer contracts were capitalized and expensed in the same period, respectively. There were no balances related to the costs incurred to fulfill customer contracts as of June 30, 2026.

5. Borrowing

Convertible Senior Notes Offering

In June 2026, the Company completed its registered underwritten public offering of $250.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2032 (the “Notes”). The Company granted the underwriters an option, exercisable within 30 days of the offering, to purchase up to an additional $37.5 million aggregate principal amount of Notes, issued pursuant to the exercise in full of the overallotment option granted by the Company to the Underwriters (defined below). The Notes were sold pursuant to the Underwriting Agreement, dated June 25, 2026 with Jefferies LLC, Citigroup Global Markets Inc., and Cantor Fitzgerald & Co. as representatives of the several underwriters (the “Underwriters”).

The Notes are general unsecured obligations of the Company and bear interest at a rate of 0.75% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2027. The Notes will mature on July 1, 2032, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the Notes is 127.4941 shares of Class A Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $7.84 per share of Class A Common Stock. The conversion rate for the Notes is subject to customary adjustments for certain events as described in the indenture governing the Notes, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption in respect of the Notes, the Company will, in certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related redemption period, as the case may be.

The Company may not redeem the Notes prior to July 6, 2029. The Company has the option to redeem for cash all or any portion of the Notes (subject to certain limitations) on a redemption date on or after July 6, 2029 if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes, which means that the Company is not required to redeem or retire the Notes periodically.

Holders may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding April 1, 2032 only upon satisfaction of one or more of the following conditions:

•
at any time during the 30 consecutive trading day period beginning on, and including, the 21st trading day of any calendar quarter commencing after the calendar quarter ending on September 30, 2026, if the last reported sale price of the Class A Common Stock exceeds 130% of the conversion price for each of at least five trading days (whether or not consecutive) during the first 20 consecutive trading days of such calendar quarter;

•
during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate for the Notes on each such trading day;
•
if the Company calls such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or
•
upon the occurrence of specified corporate events.

On or after April 1, 2032 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at their option at any time, regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture governing the Notes.

The Notes are accounted for as long-term debt and are measured at amortized cost. Debt issuance costs of $7.4 million, including underwriting discounts and other offering costs, are recorded as a direct deduction from the carrying amount of the Notes and are amortized to interest expense over the contractual term of the Notes using the effective interest method.

The following table presents the carrying amount of the Notes as of June 30, 2026.

June 30, 2026
(in thousands)
Principal	$250,000
Unamortized underwriter discounts and issuance costs	(7,376)
Net carrying amount	$242,624

2026 Capped Call Transactions

In connection with the issuance of the Notes, the Company entered into capped call transactions in June 2026 and July 2026 with certain counterparties at a net cost of approximately $17.1 million. The capped call transactions are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $10.4580 per share, and is subject to certain adjustments under the terms of the capped call transactions.

For accounting purposes, the capped call transactions described above are separate transactions, and not part of the terms of the Notes. As these transactions met certain criteria under the applicable accounting guidance, each of the capped call transactions were recorded in stockholders’ equity and were not accounted for as derivatives. The cost of the capped call transactions was recorded as a reduction of the Company’s additional paid-in capital in the Company’s condensed consolidated balance sheet and will not be remeasured.

Loan Agreements

On March 3, 2025 (the “Loan Closing Date”), the Company entered into a $100.0 million senior secured loan agreement (the “Loan Agreement”), with Sagard Holdings Manager LP (“Sagard”) as administrative agent, and the lenders party thereto. The $50.0 million tranche of the term loan was funded on June 25, 2025, following the U.S. Food and Drug Administration’s (“FDA”) approval of IBTROZI. The second tranche of $50.0 million of the term loan was available but not borrowed. In connection with the issuance of the Notes, on June 30, 2026, the Company used approximately $58.7 million of the net proceeds thereof to repay in full all outstanding obligations and terminate the Loan Agreement and pay an amendment fee under the Financing Agreement (as defined below). The Company recorded a $9.5 million loss on debt extinguishment as a result of this transaction.

The senior secured loans under the Loan Agreement (the “Loans”) had a maturity date of September 30, 2030 and bore interest at a variable annual rate equal to the secured overnight financing rate (subject to a 4.00% floor) plus a margin of 6.00%, payable quarterly. The Company was required to pay a funding fee equal to a low single-digit percentage of each tranche, upon, and subject to, funding of such tranche, and an exit fee equal to a nominal percentage of each tranche upon repayment of such tranche.

The Loan Agreement permitted voluntarily prepayment of the Loans at any time subject to a prepayment premium which, in connection with the prepayment on June 30, 2026, was equal to the amount of interest that would have been paid up to, but not including, June 25, 2027, plus 3.00% of the principal amount of the Loans being repaid.

The obligations of the Company under the Loan Agreement were guaranteed by certain of its existing subsidiaries and were required to be guaranteed by subsequently acquired or organized subsidiaries, subject to certain exceptions (collectively, the “Guarantors”). The obligations of the Company under the Loan Agreement and the related guarantees thereunder were secured, subject to customary permitted liens and other agreed upon exceptions, by (i) a pledge of all of the equity interests of the Company’s and the Guarantors’ direct subsidiaries, and (ii) a perfected security interest in substantially all of the Company’s and the Guarantors’ tangible and intangible assets.

The Loan Agreement contained customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. In addition, the Loan Agreement contained a financial covenant requiring that the Company maintain not less than $25 million of cash and certain cash equivalent investments. Failure of the Company to comply with the financial covenant will result in an event of default, subject to certain cure rights of the Company other than under certain specified circumstances.

The Loan Agreement contained events of default which are customary for financings of this type, in certain circumstances subject to customary cure periods. Following an event of default and any cure period, if applicable, Sagard had the right upon notice to terminate any undrawn commitments and may accelerate all amounts outstanding under the Loan Agreement, in addition to other remedies available to it as a secured creditor of the Company.

Revenue Interest Financing Agreement

On the Loan Closing Date, the Company also entered into a Revenue Interest Financing Agreement (as amended by the First Amendment to Revenue Interest Financing Agreement dated June 24, 2026, the “Financing Agreement”) with Sagard Healthcare Partners Funding Borrower SPE 2, LP (as assignee of Sagard Healthcare Partners (Delaware) II LP) (the “Investor”), pursuant to which the Investor paid the Company $150 million (the “Investment Amount”) on June 25, 2025, following the FDA’s approval of IBTROZI. In exchange for the Investment Amount, the Company agreed to make tiered royalty payments to the Investor (the “Payments”) on U.S. net sales of IBTROZI equal to 5.5% of annual U.S. net sales up to $600 million and 3.0% of annual U.S. net sales between $600 million and $1 billion. The Company retains all annual U.S. net sales above $1 billion. The obligation to make the Payments will cease upon the earliest occurrence of total Payments reaching 1.6 times of the Investment Amount by the calendar quarter ending on June 30, 2031, 1.75 times of the Investment Amount by the calendar quarter ending on June 30, 2034, or 2.0 times of the Investment Amount thereafter.

The Company is required to make a true up payment to the Investor to the extent the Investor has not received Payments equaling at least 100% of the Investment Amount by February 1, 2043 in an amount equal to any such shortfall.

The Company’s obligations under the Financing Agreement are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in (i) accounts receivable arising from U.S. net sales of IBTROZI and (ii) intellectual property, product registrations and regulatory approvals related to commercialization of IBTROZI in the United States.

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

The following table shows the activity within the liability related to the Financing Agreement for the six months ended June 30, 2026:

Liabilities Related to Financing Agreement
(in thousands)
Carrying value of liability related to Financing Agreement at December 31, 2025	$155,404
Payments on Financing Agreement	(1,882)
Non-cash interest expense	10,176
Amortization of issuance costs	423
Carrying value of liability related to Financing Agreement at June 30, 2026	$164,121

Bank Loan

In 2020, AnHeart entered into loan agreements with Bank of Hangzhou to obtain short-term borrowings to supplement its working capital. As of June 30, 2026, the outstanding balance net of repayments was $5.8 million. For the six months ended June 30, 2026, there were no borrowings or repayments. The fixed interest rate of these borrowings is 3.5% per annum.

6. Leases

Our principal executive offices are located in New York, New York, where the Company leases approximately 7,900 square feet of office space under a lease that terminates in 2027, and in San Francisco, where the Company leases approximately 19,418 square feet of office space that terminates in 2029. In the second half of 2026, the Company plans to occupy new principal executive offices in New York, New York, consisting of approximately 18,563 square feet of office space under a lease that will terminate in 2037. The Company also occupies office space located in Burlington, Massachusetts, where the Company leases approximately 2,235 square feet of office space under a lease that terminates in 2027, as well as a total of approximately 1,799 square meters of office space in the People’s Republic of China, in the cities of Beijing, Guangzhou, Hangzhou and Shanghai, under leases that terminate in 2026 through 2029.

Operating lease expense was $0.6 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $1.1 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively. Expense related to variable leases was not significant for the three and six months ended June 30, 2026 and 2025. Operating cash flows for the six months ended June 30, 2026 and 2025 included $1.2 million and $1.4 million for operating leases, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of June 30, 2026.

June 30, 2026
(In thousands)
2026 (remaining 6 months)	$1,100
2027	1,507
2028	1,244
2029	166
Total undiscounted lease payments	4,017
Less: imputed interest	(392)
Total operating lease liabilities	$3,625

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 9.1%. The Company's weighted average remaining lease term was 2.24 years as of June 30, 2026.

As of June 30, 2026, the Company had $21.6 million of total undiscounted future payments under operating leases that have not yet commenced, which were not included on the consolidated balance sheet. The operating lease will commence in the second half of 2026.

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

The following securities outstanding at June 30, 2026 and 2025 have been excluded from the calculation of diluted weighted average shares outstanding for the periods presented because including them would have been antidilutive:

	As of June 30,
	2026	2025
Warrants	—	8,681,182
Class A Common Stock options	81,613,213	77,654,180
Restricted stock units	3,706,271	129,257
Assumed conversion of Convertible Senior Notes	31,873,525	—

8. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the six months ended June 30, 2026 and 2025, which is all attributable to unrealized gains (losses) on available-for-sale securities. All amounts are net of tax.

	2026	2025
Balance at beginning of period	$(187)	$573
Unrealized loss	(1,668)	(716)
Amount reclassified for realized gain on marketable securities	(17)	(2)
Currency translation adjustment	(739)	(182)
Balance at end of period	$(2,611)	$(327)

9. Stock-Based Compensation

The 2021 Equity Incentive Plan

In March 2019, the Company adopted the 2019 Equity Incentive Plan or (“2019 Plan”), which provided for the grant of options, stock appreciation rights, restricted stock, and other stock awards. In January 2021, the Company's board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was approved by the Company's stockholders in February 2021 and became effective immediately upon the Closing Date of the Merger. Shares available for future issuance under the 2019 Plan were canceled.

Awards. The 2021 Plan provides for the grant of incentive stock options (“ISOs”), within the meaning of Section 422 of the Code to employees, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of the Company's affiliates.

Authorized Shares. The maximum number of shares of Class A Common Stock reserved for issuance upon adoption of the 2021 Plan was 50,684,047 shares of Class A Common Stock. The number of shares of Class A Common Stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (1) 4.0% of the total number of shares of Class A Common Stock and Class B Common Stock outstanding or issuable upon conversion or exercise of outstanding instruments on December 31 of the preceding year, or (2) a lesser number of shares of Class A Common Stock determined by the Company's board of directors prior to the date of the increase. The maximum number of shares of Class A Common Stock that may be issued on the exercise of ISOs under the 2021 Plan is three times the number of shares available for issuance upon the 2021 Plan becoming effective or 152,052,141 shares.

The Employee Stock Purchase Plan

In January 2021, the Company's board of directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved by the Company's stockholders in February 2021 and became effective immediately upon the Closing Date of the Merger.

Share Reserve. The maximum number of shares of Class A Common Stock reserved for issuance upon the adoption of the 2021 ESPP was 4,750,354 shares of Class A Common Stock. The number of shares of Class A Common Stock reserved for issuance under the 2021 ESPP will automatically increase on January 1st of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 1.0% of the total number of shares of Class A Common Stock and Class B Common Stock outstanding or issuable upon conversion or exercise of outstanding instruments on December 31st of the preceding calendar year or such lesser number of shares of Class A Common Stock as determined by the Company's board of directors. Shares subject to purchase rights granted under the 2021 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the 2021 ESPP.

The stock-based compensation expense included in the Company’s consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$4,473	$5,151	$8,326	$8,562
General and administrative	5,987	6,880	11,167	11,323
	$10,460	$12,031	$19,493	$19,885

The following table summarizes stock option activity under the 2019 Plan, 2021 Plan and assumed options in the AnHeart acquisition for the six months ended June 30, 2026.

Shares
Outstanding at December 31, 2025	73,963,104
Granted	13,956,218
Exercised	(2,947,061)
Forfeited	(3,359,048)
Outstanding at June 30, 2026	81,613,213
Exercisable at June 30, 2026	43,646,295

The weighted average exercise price of all outstanding options as of June 30, 2026 was $3.31 per share.

The following table summarizes the activity for the restricted stock units for the six months ended June 30, 2026.

Restricted Stock
Units
Non-vested at December 31, 2025	104,027
Granted	3,852,721
Vested	(25,230)
Forfeited or canceled	(225,247)
Non-vested at June 30, 2026	3,706,271

10. Commitments and Contingencies

Commitments

The Company has standby letters of credit with banks in the aggregate amount of $1.8 million which serve as security for the New York and San Francisco spaces operating leases. The standby letters of credit automatically renew annually.

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, and a commercial supply agreement with Asymchem Laboratories and Patheon Pharmaceuticals Inc., under which the Company has agreed to purchase a significant portion of its requirements for the drug substance over the next 6 months. Under these agreements, as of June 30, 2026, the Company is obligated to pay up to an aggregate of $1.6 million.

Contingencies

From time to time, the Company may be involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party, for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

11. Subsequent Event

In July 2026, the Company issued an additional $37.5 million aggregate principal amount of Notes pursuant to the exercise in full of the over-allotment option granted by the Company to the Underwriters (the “Greenshoe Exercise”). The aggregate principal amount of Notes sold in the Offering was $287.5 million, inclusive of the $37.5 million aggregate principal amount of Notes issued pursuant to the Greenshoe Exercise.

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

We commercially launched IBTROZI in the U.S. in June 2025, following its approval by the FDA on June 11, 2025 for the treatment of adult patients with locally advanced or metastatic ROS1-positive (“ROS1+”) non-small cell lung cancer (“NSCLC”). Taletrectinib has also been approved by Japan’s MHLW and by China’s NMPA for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC. Taletrectinib is being commercialized in Japan by our partner NK under the brand name IBTROZI and in China by our partner Innovent under the brand name DOVBLERON®. Taletrectinib has been granted Orphan Drug Designation by the U.S. FDA for the treatment of patients with ROS1+ NSCLC and other NSCLC indications, and was previously granted Breakthrough Therapy Designations by both the U.S. FDA and China’s NMPA for the treatment of both TKI-naïve and TKI-pretreated patients with locally advanced or metastatic ROS1+ NSCLC. In January 2026, we announced a partnership with Eisai to commercialize taletrectinib in Europe and other territories outside the U.S., China and Japan. In March 2026, we announced that the European Medicines Agency had validated the Marketing Authorisation Application (“MAA”) for taletrectinib for the treatment of advanced ROS1+ NSCLC. In June 2026, we announced that the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom had validated the MAA submitted by its partner Eisai for taletrectinib for the treatment of advanced ROS1+ NSCLC.

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

Recent Developments

•
In April 2026, we amended the existing exclusive license agreement for safusidenib with Daiichi Sankyo to include Japan in the territory rights licensed to us, effectively securing exclusive global safusidenib development and commercialization rights for the Company.
•
In May 2026, we announced the FDA had accepted a supplemental New Drug Application with updated data for IBTROZI in both TKI-naïve and TKI-pretreated advanced ROS1+ NSCLC with a target action date of January 4, 2027.
•
In June 2026, we announced that the MHRA in the United Kingdom had validated the Marketing Authorisation Application submitted by our partner Eisai for taletrectinib for the treatment of advanced ROS1+ NSCLC.
•
In July 2026, we completed our registered underwritten public offering of $287.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2032 (the “Notes”), including $37.5 million aggregate principal amount of Notes issued pursuant to the exercise in full of the overallotment option granted by us to the underwriters.
•
In July 2026, we announced we will initiate two new studies to evaluate safusidenib across the broader landscape of IDH1-mutant glioma: a pivotal Phase 3 study in patients with grade 2 IDH1-mutant glioma outside the U.S, and a Phase 2 study in patients with grade 2 or 3 IDH1-mutant glioma who have progressed after prior treatment with vorasidenib in the U.S.

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

We have incurred net losses in each year since inception. As of June 30, 2026 we had an accumulated deficit of $1,172.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations as well as a charge related to the acquisition of an in-process research and development asset. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations for The Three and Six Months Ended June 30, 2026 and 2025

Revenue

The following table summarizes total revenue recognized for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Product revenue, net	$23,192	$1,238	$41,702	$1,238
Collaboration and license agreements revenue	8,495	3,595	73,213	6,679
Total	$31,687	$4,833	$114,915	$7,917

Product Revenue, Net

On June 11, 2025, we announced that the FDA approved IBTROZI for the treatment of adult patients with locally advanced or metastatic ROS1+ non-small cell lung cancer (“NSCLC”). To date, our only source of product revenue has been from the U.S. sales of IBTROZI. We began shipping IBTROZI to our U.S. customers in June 2025. Net product revenue from U.S. sales of IBTROZI was approximately $23.2 million and $41.7 million for the three and six months ended June 30, 2026, respectively.

Collaboration and License Agreements Revenue

Collaboration and license agreements revenue increased by $4.9 million for the three months ended June 30, 2026 compared to 2025. The increase is primarily due to a $3.6 million increase in product supply, and a $1.8 million increase in royalty revenue, offset by a $0.5 million decrease in research and development service revenue.

Collaboration and license agreements revenue increased by $66.5 million for the six months ended June 30, 2026 compared to 2025. The increase is primarily due to a $58.7 million increase in license revenue because of the upfront payment received under the Eisai agreement, a $6.0 million increase in product supply, and a $3.3 million increase in royalty revenue, offset by a $1.5 million decrease in research and development service revenue.

Costs and Expenses

	Three months ended June 30,		Increase /	Six months ended June 30,		Increase /
	2026	2025	(Decrease)	2026	2025	(Decrease)
	(In thousands)			(In thousands)
Costs and expenses:
Cost of sales	$911	$172	$739	$1,286	$172	$1,114
Cost of collaboration and license agreements revenue	8,560	2,404	6,156	14,176	4,498	9,678
Research and development	30,661	27,362	3,299	65,708	51,963	13,745
Selling, general and administrative	42,591	38,484	4,107	80,900	73,877	7,023
Total costs and expenses	82,723	68,422	14,301	162,070	130,510	31,560

Cost of Sales

Cost of sales increased by $0.7 million for the three months ended June 30, 2026. The increase was primarily due to an increase in inventory reserve and costs incurred related to higher product revenue recognized for the three months ended June 30, 2026 compared to 2025.

Cost of sales increased by $1.1 million for the three months ended June 30, 2026. The increase was primarily due to an increase in inventory reserve and costs incurred related to higher product revenue recognized for the six months ended June 30, 2026 compared to 2025.

Cost of Collaboration and License Agreements Revenue

Cost of collaboration and license agreements revenue increased by $6.1 million for the three months ended June 30, 2026 compared to 2025. The increase was primarily due to a $2.4 million increase in royalty payment for Daiichi Sankyo and a $3.7 million increase in research and development service costs.

Cost of collaboration and license agreements revenue increased by $9.7 million for the six months ended June 30, 2026 compared to 2025. The increase was primarily due to a $4.6 million increase in royalty payment for Daiichi Sankyo and a $5.1 million increase in research and development service costs.

Research and Development Expenses

Research and development expenses increased by $3.3 million for the three months ended June 30, 2026 compared to 2025. The increase was primarily due to $4.6 million increase in third-party costs related to clinical trial expense offset by a $1.3 million decrease in personnel costs as the prior period included a one-time stock-based compensation charge for performance-based awards that vested upon U.S. FDA approval of taletrectinib.

Research and development expenses increased by $13.7 million for the six months ended June 30, 2026 compared to 2025. The increase was primarily due to a $0.2 million increase in salaries and other benefits driven by the increase in headcount and stock-based compensation and $13.5 million increase in third-party costs related to clinical trial expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.1 million for the three months ended June 30, 2026, compared to 2025. The increase was due to a $0.7 million increase in salaries and other benefits driven by the increase in headcount and stock-based compensation, $0.8 million increase in legal fees, $0.7 million increase in professional fees, $0.5 million increase in sales and marketing expenses, $0.3 million increase in foreign currency impact and a $1.1 million increase in miscellaneous expense.

Selling, general and administrative expenses increased by $7.0 million for the six months ended June 30, 2026, compared to 2025. The increase was due to a $6.4 million increase in salaries and other benefits driven by the increase in headcount and stock-based compensation, $0.1 million increase in taxes, $1.8 million increase in miscellaneous expense, $0.6 million increase in legal fees offset by a $1.2 million decrease in sales and marketing expenses, $0.2 million decrease in foreign currency impact and $0.5 million decrease in professional fees.

Other Income, Net

The following table presents a breakdown of our other income (expense):

	Three months ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
(In thousands)
Other income (expense):
Interest income	$4,596	$4,780	$(184)	$9,704	$10,101	$(397)
Interest expense	(6,759)	(421)	(6,338)	(13,467)	(475)	(12,992)
Investment advisory fees	(184)	(182)	(2)	(379)	(385)	6
Loss on debt extinguishment	(9,472)	—	(9,472)	(9,472)	—	(9,472)
Change in fair value of warrant liability	—	454	(454)	2,865	(297)	3,162
Realized gain (loss) on marketable securities	9	(1)	10	17	2	15
Net gain (loss) on disposal of fixed assets	1	(34)	35	1	(34)	35
Other income (expense)	5	(14)	19	443	1,438	(995)
Total other (expense) income, net	$(11,804)	$4,582	$(16,386)	$(10,288)	$10,350	$(20,638)

Other (expense) income, net decreased by $16.4 million for the three months ended June 30, 2026 compared to 2025 primarily due to a $9.5 million loss on debt extinguishment, $6.3 million increase in interest expense primarily related to the Financing Agreement, a $0.2 million decrease in interest income from investments primarily due to lower treasury yield and a decrease of $0.5 million in change in fair value of warrant liability.

Other (expense) income, net decreased by $20.6 million for the six months ended June 30, 2026 compared to 2025 primarily due to a $9.5 million loss on debt extinguishment, $13.0 million increase in interest expense primarily related to the Financing Agreement, a $1.0 million decrease in other income related to government subsidy income, and a $0.4 million decrease in interest income from investments primarily due to lower treasury yield offset by an increase of $3.2 million in change in fair value of warrant liability.

Liquidity, Capital Resources and Plan of Operations

From inception through June 30, 2026, our operations have been financed primarily by the sale and issuance of Series A preferred stock and Common Stock, including through the Merger and the PIPE Investment. As of June 30, 2026, we had $661.0 million in cash, cash equivalents and marketable securities and an accumulated deficit of $1,172.8 million.

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

On March 3, 2025, we announced the closing of a non-dilutive financing of up to $250.0 million from Sagard. The financing is comprised of a $150.0 million (the "Investment Amount") synthetic royalty financing agreement with Sagard Healthcare Partners (Delaware) II LP (the “RIF Agreement”) and a $100.0 million senior secured term loan with Sagard Holdings Manager LP (the “Loan Agreement”). The Investment Amount and a $50.0 million tranche of the term loan were funded in June 2025, following the FDA’s approval of IBTROZI. The second tranche of $50.0 million of the term loan was available but not borrowed. In connection with the issuance of Notes, on June 30, 2026, we used approximately $58.7 million of the net proceeds thereof to repay in full all outstanding obligations under and terminate the Loan Agreement and pay an amendment fee under the Financing Agreement. We recorded a $9.5 million loss on debt extinguishment as a result of this transaction.

Under the RIF Agreement, in exchange for the Investment Amount, we agreed to make tiered royalty payments to Sagard on U.S. net sales of IBTROZI equal to 5.5% of annual U.S. net sales up to $600 million and 3.0% of annual U.S. net sales between $600 million and $1 billion. We retain all annual U.S. net sales above $1 billion. Our obligation to make the royalty payments will cease upon the earliest occurrence of total royalty payments reaching 1.6 times of the Investment Amount by the calendar quarter ending on June 30, 2031, 1.75 times of the Investment Amount by the calendar quarter ending on June 30, 2034, or 2.0 times of the Investment Amount thereafter. To the extent we have not made royalty payments totaling at least 100% of the Investment Amount by February 1, 2043, we will be required to make a true up payment in an amount equal to such shortfall (the “True Up Payment”). In addition, if certain events occur, including certain bankruptcy events, non-payment of Payments, a change of control, expiration or termination of certain intellectual property rights or marketing authorization, an out-license or sale of all of the rights in and to IBTROZI in the United States and (subject to applicable cure periods) non-compliance with the covenants in the RIF Agreement, we may be required to repurchase the synthetical royalty financing at a repurchase price ranging from 1.4 to 2.0 times of the Investment Amount, depending on the time of such event, less all royalty payments we made by then under the Loan Agreement, the term loan will bear interest at the secured overnight financing rate ("SOFR") plus a margin of 6.00%, subject to a 4.00% SOFR floor. There are no scheduled amortization payments associated with the term loan, with all outstanding principal due at maturity. The transaction will support the U.S. commercial launch of IBTROZI and general corporate purposes.

In June 2026, we completed our registered underwritten public offering of $250.0 million aggregate principal amount of the Notes. We granted the underwriters an option, exercisable within 30 days of the offering, to purchase up to an additional $37.5 million aggregate principal amount of Notes, issued pursuant to the exercise in full of the overallotment option granted by us to the underwriters. The Notes are general unsecured obligations of the Company and bear interest at a rate of 0.75% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2027. The Notes will mature on July 1, 2032, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the Notes is 127.4941 shares of Class A Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $7.84 per share of Class A Common Stock. The conversion rate for the Notes is subject to customary adjustments for certain events as described in the indenture governing the Notes, but will not be adjusted for accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption in respect of the Notes, we will, in certain circumstances, increase the conversion rate of the Notes for a holder who elects to convert its Notes in connection with such a corporate event or convert its Notes called (or deemed called) for redemption during the related redemption period, as the case may be.

We may not redeem the Notes prior to July 6, 2029. We have the option to redeem for cash all or any portion of the Notes (subject to certain limitations) on a redemption date on or after July 6, 2029 if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the related notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes, which means that we are not required to redeem or retire the Notes periodically.

Holders may convert all or any portion of their Notes at their option at any time prior to the close of business on the business day immediately preceding before April 1, 2032 only upon satisfaction of one or more conditions. On or after April 1, 2032 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at their option at any time. Upon conversion, we will pay or deliver, as the case may be, cash, shares of Class A common stock, or a combination of cash and shares of Class A Common Stock, at our election, in the manner and subject to the terms and conditions provided in the indenture governing the notes.

In connection with the issuance of the Notes, we entered into capped call transactions in June 2026 and July 2026 with certain counterparties at a net cost of approximately $17.1 million. The capped call transactions are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on a cap price initially equal to $10.4580 per share, and is subject to certain adjustments under the terms of the capped call transactions.

The net proceeds from the Offering were approximately $279.1 million, after deducting the underwriting discounts and commissions and the estimated offering expenses payable by the Company. We used certain of the net proceeds from the Offering (i) to pay the approximately $17.1 million cost of the capped call transactions described above, and (ii) to repay in full all obligations under the Loan Agreement.

In connection with the issuance of the Notes, on June 24, 2026, we entered into a First Amendment to the RIF Agreement (the “RIF Amendment”), which amends the RIF Agreement to permit, among other things, the issuance of the Notes and the related capped call transactions.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2026	2025
	(In thousands)
Cash used in operating activities	$(37,900)	$(90,805)
Cash (used in) provided by investing activities	(37,645)	109,058
Cash provided by financing activities	170,573	193,971
Effect of foreign exchange rate changes on cash and cash equivalents	(510)	23
Net increase in cash and cash equivalents	94,518	212,247

Operating Activities

In 2026, cash used in operating activities of $37.9 million was attributable to a net loss of $57.4 million, a net change of $17.1 million in our net operating assets and liabilities offset by non-cash charges of $36.1 million. The change in operating assets and liabilities was primarily due to a $11.8 million increase in accounts receivable, $8.5 million increase in inventory, $2.3 million increase in prepaid expenses and other current assets, $1.7 million decrease in contract liabilities, $0.6 million increase in interest receivable on marketable securities, $3.8 million decrease in other non-current assets, $3.1 million increase in accounts payable, and $1.4 million increase in accrued expenses. The non-cash charges consisted primarily of stock-based compensation of $19.5 million, $10.2 million in non-cash interest expense related to the Financing Agreement, $1.0 million of depreciation and amortization, $0.7 million of amortization of debt issuance costs, and $9.5 million of loss on debt extinguishment offset by changes in fair value of warrant liability of $2.9 million, amortization of premium on marketable securities of $1.6 million, $0.2 million of foreign currency transaction gain, and $0.1 million of lease expense.

In 2025, cash used in operating activities of $90.8 million was attributable to a net loss of $112.2 million offset by a net change of $2.9 million in our net operating assets and liabilities and non-cash charges of $18.5 million. The change in operating assets and liabilities was primarily due to a $10.0 million decrease in accounts receivable, $16.1 million increase in accounts payable, $8.0 million increase in intangible assets, $0.1 million decrease in other non-current assets, $8.8 million decrease in accrued expenses, $4.5 million decrease in contract liabilities, $1.0 million increase in prepaid expenses and other current assets, $0.6 million increase in inventory $0.4 million increase in interest receivable on marketable securities. The non-cash charges consisted primarily of stock-based compensation of $19.9 million, changes in fair value of warrant liability of $0.3 million, $0.7 million of depreciation and amortization, $0.3 million of lease expense, $0.3 million in interest expense offset by amortization of premium on marketable securities of $2.8 million and $0.2 million of foreign currency transaction gain.

Investing Activities

In 2026, cash used in investing activities of $37.6 million was related to the purchase of marketable securities of $149.8 million, $0.3 million purchase of property and equipment offset by $112.5 million of proceeds from the sale of marketable securities.

In 2025, cash provided by investing activities of $109.1 million was related to the $251.7 million of proceeds from the sale of marketable securities offset by purchase of marketable securities of $142.4 million and $0.2 million purchase of property and equipment.

Financing Activities

In 2026, cash provided by financing activities of $170.6 million was related to the $243.7 million proceeds from convertible debt, $4.4 million proceeds from exercise of options, $1.2 million proceeds from issuance of Class A Common Stock under the Employee Stock Purchase Plan offset by $58.7 million to repay in full all outstanding obligations under and terminate the Loan Agreement and pay an amendment fee under the Financing Agreement, $17.1 million of capped call transactions, $1.9 million payments on Financing Agreement, and $1.1 million payment of debt issuance costs.

In 2025, cash provided by financing activities of $194.0 million was related to the $150.0 million proceeds from the RIF
Agreement, $48.9 million proceeds from the Loan Agreement, $1.9 million proceeds from exercise of options and $0.5 million of proceeds from issuance of Class A Common Stock under the Employee Stock Purchase Plan offset by $6.6 million payment of debt issuance costs and $0.7 million of debt repayments.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the three months ended June 30, 2026 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $661.0 million as of June 30, 2026, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

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

None.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the section below. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described below as part of your evaluation of an investment in our securities:

•
Our near-term prospects are significantly dependent on the commercialization of IBTROZI®. If we are unable to successfully commercialize IBTROZI, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.
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
•
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repay the Notes at maturity or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
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

Our clinical-stage product candidates as well as our other pipeline assets will require significant further investment and regulatory approvals prior to commercialization. Our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, build out of additional commercial infrastructure, substantial investment and significant marketing efforts, before we generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our clinical-stage product candidates, including safusidenib, which is in a Phase 3 study. We anticipate incurring significant costs associated with launching and commercializing our current and future product candidates, including as a result of payment obligations under the Taletrectinib In-License Agreement, the Safusidenib In-License Agreement and, our revenue interest financing agreement with Sagard Healthcare Partners (Delaware) II LP (the “RIF Agreement”). Furthermore, if the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products. Our revenue will also depend, in part, upon our current collaborators’ and future collaborators’ ability to obtain regulatory approval and successfully commercialize our product candidates in their respective territories. We would continue to bear the risk that the FDA or similar foreign regulatory authorities such as the European Commission, the U.K. Medicines & Healthcare Products Regulatory Agency (“MHRA”) or the National Medical Product Administration of China (“NMPA”), could revoke approval, or that safety, efficacy, manufacturing or supply issues could arise that negatively impact product sales.

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

As of June 30, 2026, we had $661.0 million in cash and investments, and an accumulated deficit of $1,172.8 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
the timing and level of royalty payments under the RIF Agreement;
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

In addition, we cannot guarantee that future financing will be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and our issuance of additional securities, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our Class A Common Stock to decline. If we are unable to obtain funding on a timely basis on acceptable terms, we may be required to delay, reduce or terminate one or more of our research and development programs or the commercialization of IBTROZI or any of our other product candidates if approved. This could harm our business and could potentially cause us to cease operations.

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

In March 2025, we entered into a $150.0 million (the “Investment Amount”) synthetic royalty financing under the RIF Agreement and, in July 2026, we completed our registered underwritten public offering of $287.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2032 (the “Notes”). This level of debt could, among other things:

•
increase our vulnerability to adverse general economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings bear, and will continue to bear, interest at floating rates;
•
require us to dedicate a substantial portion of our cash flow from operations to debt service payments, including to make tiered royalty payments under the RIF Agreement, and under certain circumstances, the True Up Payment or the Put/Call Payment, and to repay the Notes by making payments of interest and principal, which would reduce the availability of our cash to fund working capital, capital expenditures or other general corporate purposes, including acquisitions;
•
under the RIF Agreement, upon occurrence of certain events, require us to repurchase the synthetical royalty financing at a repurchase price ranging from 1.4 to 2.0 times of the Investment Amount, depending on the time of such event, less all royalty payments we made by then;
•
upon an event of default, which may allow lenders to accelerate amounts due or exercise certain remedies against us, including certain rights to take possession and dispose certain assets that are collateral;

•
limit our flexibility in planning for, or reacting to, changes in our business and industry;
•
restrict our ability to introduce new products or technologies or exploit business opportunities;
•
place us at a disadvantage compared with competitors that have proportionately less debt;
•
limit our ability to borrow additional funds in the future, if we need them, due to financial and restrictive covenants in our debt agreements;
•
limit our operating and financial flexibility due to financial and restrictive covenants in our debt agreements; and
•
have a material adverse effect on us if we fail to comply with the financial and restrictive covenants in our debt agreements.

In addition, we may borrow additional capital in the future to fund clinical development and our future growth, including potentially pursuant to new arrangements with different lenders. To the extent additional debt is added to our current debt levels, the risks described above could increase.

In addition, our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors, some of which are beyond our control. Any failure to make scheduled payments could adversely affect our business, financial condition and results of operations.

The terms of the RIF Agreement place restrictions on our operating and financial flexibility.

The RIF Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of our subsidiaries to, among other things:

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

Our ability to make scheduled repayments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, and to pay any cash amounts due upon conversion of the Notes, depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. If we desire to refinance our indebtedness, our ability to do so will depend on the state of the capital and lending markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Failure to satisfy our current and future debt obligations or to comply with covenants in associated agreements could result in an event of default, the occurrence and continuance of which could provide lenders with the right to demand immediate repayment of outstanding obligations under such agreements or to exercise remedies against us and the collateral securing such agreements. Under such circumstances, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our IBTROZI commercialization efforts, our research and development efforts, or grant to others rights to develop and market IBTROZI. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

The RIF Agreement places certain restrictions on our operational flexibility.

The RIF Agreement contains covenants that impose on us certain obligations with respect to commercial effort, reporting, indemnification and other matters and certain restrictions with respect to intellectual property transfers, licensing, acquisitions, divestitures, and other actions. The RIF Agreement also limits our ability to create or incur liens or dispose of certain assets related to taletrectinib. If we want to early terminate the RIF Agreement, we will need to pay Investor an amount ranging from 1.4 to 2.0 times of the Investment Amount (depending on the timing of the early termination and less all royalty payments we made by then), thereby limiting our ability to eliminate future applicability of the covenants contained in the RIF Agreement. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repay the Notes at maturity or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of the Notes have the right, subject to certain conditions and limited exceptions, to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon any conversion of the Notes, unless we elect to deliver solely shares of our Class A Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted or Notes being repaid at maturity. In addition, our ability to repurchase the Notes or to pay cash upon conversions or at maturity of the Notes may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes or at maturity of the Notes, as required by the indenture, would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our then-existing indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions of the Notes.

Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A Common Stock.

The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A Common Stock, or a combination of cash and shares of our Class A Common Stock. If we elect to settle our conversion obligation in shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock with respect to conversions of the Notes, any sales in the public market of our Class A Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Class A Common Stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Class A Common Stock could depress the price of our Class A Common Stock.

Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indenture that governs the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture that governs the Notes requires us, except as described in this prospectus supplement, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that otherwise be beneficial to investors.

The capped call transactions may affect the market price of our Class A Common Stock.

In connection with the issuance of the Notes, we entered into capped call transactions with certain financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce the potential dilution to our Class A Common Stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A Common Stock and/or purchasing or selling our Class A Common Stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could also cause or avoid an increase or a decrease in the market price of our Class A Common Stock or the Notes, which could affect the note holder’s ability to convert the Notes.

The potential effect, if any, of these transactions and activities on the market price of our Class A Common Stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A Common Stock.

We are subject to counterparty risk with respect to the capped call transactions, and the capped call transactions may not operate as planned.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the capped call transactions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A Common Stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A Common Stock.

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

Our approach to the discovery and development of product candidates based on our Drug-Drug Conjugate (“DDC”) platform is unproven, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.

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

In the European Union, the European Commission grants orphan designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan designation application. Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (3) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition. Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. The period of market exclusivity is ten years during which the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity may be extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. In December 2025, the European Commission, Parliament and Council reached a political agreement on the Pharma Package, which includes proposed changes to the EU orphan medicinal product framework that may modify the length of orphan market exclusivity and change the way in which market exclusivity is awarded to drugs with more than one approved orphan indication. The Pharma Package is subject to formal adoption by the European Parliament and Council and, if adopted, could alter the exclusivity protections currently available for orphan designated products in the EU.

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

We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the recent U.S. Presidential and Congressional elections. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced the agreements with certain pharmaceutical companies that require the drug manufacturer to offer, through a direct-to-consumer platform (“TrumpRx”), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenue. Other recent actions for example include (1) directing agencies to reduce workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion, and reduce Medicaid enrollment and funding. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada.

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

Following a public consultation that began in 2022, the United Kingdom government has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials into closer alignment with the CTR. The amendment became applicable on April 28, 2026 following a one-year transition period. While these changes introduce efficiencies and align with some principles of the EU's Clinical Trials Regulation (CTR), divergence between the United Kingdom and EU regulatory systems remains. Any significant divergence could affect the cost and complexity of conducting clinical trials in the United Kingdom and may impact the acceptability of United Kingdom-based trial data for seeking marketing authorizations in the EU, and vice versa.

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

Other legislative initiatives in the EU include the proposed SPC Regulation revision, the proposed Critical Medicines Act (for which a provisional political agreement was reached in May 2026), and the proposed Biotech Act.

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

We intend to rely on both registered and common law rights for our trademarks. We have applied to register certain of our trademarks with the USPTO and trademark authorities in certain other countries and may in the future seek to register additional trademarks in the U.S. or other countries. Our current and future trademark applications may not mature to registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In the U.S. and some foreign jurisdictions, our ability to obtain and maintain trademark registrations and acquire enforceable trademark rights depends on making use of our marks in, meaning we must make a certain amount of progress, depending on the jurisdiction, in our clinical studies or in the commercialization of our products. If we fail to satisfy these requirements or any other requirements of applicable regulatory authorities, we may not have enforceable trademark rights or registrations in such jurisdictions.

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

As of June 30, 2026, we had 305 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative, marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of June 30, 2026, we have options outstanding to purchase approximately 81,613,213 shares of Class A Common Stock and 2,000,000 shares of our Class B Common Stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue under the 2021 Plan an aggregate of up to 49,625,778 shares of Class A Common Stock and Class B Common Stock, which amount will be subject to increase from time to time. In addition, in the AnHeart acquisition, we assumed the AnHeart equity incentive plans and reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance upon exercise of outstanding options or settlement of outstanding restricted stock units issued under those plans. We also have outstanding Notes in an aggregate principal amount of $287,500,000, which are convertible into shares of Class A Common Stock at an initial conversion rate of 127.4941 shares of Class A Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $7.84 per share of Class A Common Stock. The conversion rate for the Notes is subject to customary adjustments for certain events as described in the indenture governing the Notes, but will not be adjusted for accrued and unpaid interest. We may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness, or conversion of the Notes or other equity-linked instruments, without stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank, including upon conversion of the Notes, would have the following effects:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 2026	N/A	$ N/A	N/A	N/A
May 2026	N/A	$ N/A	N/A	N/A
June 2026	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

On May 27, 2026, David Hung, the Company’s Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 2,000,000 shares of the Company's Class A Common Stock. Pursuant to this plan, Dr. Hung may sell shares beginning September 25, 2026 and ending September 1, 2027.

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

4.1

Base Indenture, dated June 30, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee previously filed with the SEC on June 30, 2026 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39351), which is incorporated herein by reference.

4.2

First Supplemental Indenture, dated June 30, 2026, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including the form of 0.75% Convertible Senior Note due 2032) previously filed with the SEC on June 30, 2026 as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39351), which is incorporated herein by reference.

10.1*+	Amended and Restated License Agreement between the Company and Daiichi Sankyo Company, Limited, dated April 1, 2026.

10.2

First Amendment to Revenue Interest Financing Agreement, dated June 24, 2026, by and between the Company and Sagard Healthcare Partners Funding Borrower SPE 2, LP., previously filed with the SEC on June 30, 2026 as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39351), which is incorporated herein by reference.

10.3

Form of Confirmation for Capped Call Transactions, previously filed with the SEC on June 30, 2026 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39351), which is incorporated herein by reference.

10.4#*	Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as inline XBRL and contained in Exhibit 101

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

+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 6th day of August, 2026.

NUVATION BIO INC.

Date: August 6, 2026	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer
Principal Executive Officer

Date: August 6, 2026	/s/ Philippe Sauvage
Philippe Sauvage, Chief Financial Officer
Principal Financial Officer