Form 10-Q
period 2026-09-30
Nuvation Bio Inc.
filed 2026-11-04
CIK 1811063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39351

Nuvation Bio Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-0862255
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Pennsylvania Plaza, 38th Floor, Suite 3805 New York, New York	10119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (332) 208-6102

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.0001 Per Share	NUVB	The New York Stock Exchange

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

As of October 30, 2026, the registrant had 353,017,638 shares of Common Stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$153,766	$164,086
Accounts receivable, net of allowance for credit loss of $nil and $nil, respectively	36,546	16,076
Inventory	15,337	11,411
Prepaid expenses and other current assets	15,733	11,536
Marketable securities	509,604	365,125
Interest receivable on marketable securities	3,675	3,285
Total current assets	734,661	571,519
Property and equipment, net of accumulated depreciation of $1,415 and $1,184, respectively	2,219	564
Intangible assets, net of accumulated amortization of $3,272 and $1,856, respectively	19,798	11,214
Operating lease right-of-use assets	14,190	3,918
Other non-current assets	7,524	7,607
Total assets	$778,392	$594,822
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,446	$9,479
Current operating lease liabilities	436	1,880
Contract liabilities, current portion	9,063	7,515
Liability related to revenue interest financing agreement, current portion	16,512	9,585
Short-term borrowings	5,966	5,724
Warrant liability	—	2,865
Accrued expenses	57,136	45,183
Total current liabilities	98,559	82,231
Contract liabilities, net of current portion	6,647	11,305
Non-current operating lease liabilities	14,230	2,543
Non-current liability related to revenue interest financing agreement, net of deferred financing costs of $3,622 and $4,241, respectively	151,522	145,819
Long-term borrowings, net of deferred financing costs of $nil and $3,042, respectively	—	47,208
Convertible debt, net of deferred financing costs of $8,041 and $nil, respectively	279,459	—
Total liabilities	550,417	289,106
Commitments and contingencies (Note 10)
Stockholders’ equity
Class A and Class B common stock and additional paid in capital, $0.0001 par value per share; 1,060,000,000 (Class A 1,000,000,000, Class B 60,000,000) shares authorized as of September 30, 2026 and December 31, 2025 respectively, 352,923,570 (Class A 351,923,570, Class B 1,000,000) and 346,503,675 (Class A 345,503,675, Class B 1,000,000) shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,447,303	1,421,273
Accumulated deficit	(1,214,712)	(1,115,370)
Accumulated other comprehensive loss	(4,616)	(187)
Total stockholders’ equity	227,975	305,716
Total liabilities and stockholders’ equity	$778,392	$594,822

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited, in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$27,457	$7,723	$69,159	$8,961
Collaboration and license agreements revenue	17,494	5,397	90,707	12,076
Total revenue	44,951	13,120	159,866	21,037
Costs and expenses:
Cost of sales	2,115	335	3,401	507
Cost of collaboration and license agreements revenue	9,814	3,014	23,990	7,512
Research and development	32,679	28,846	98,387	80,809
Selling, general and administrative	42,553	37,359	123,453	111,236
Total costs and expenses	87,161	69,554	249,231	200,064
Loss from operations	(42,210)	(56,434)	(89,365)	(179,027)
Other income (expense):
Interest income	6,157	6,033	15,861	16,134
Interest expense	(6,116)	(6,534)	(19,583)	(7,009)
Investment advisory fees	(171)	(171)	(550)	(556)
Loss on debt extinguishment	—	—	(9,472)	—
Change in fair value of warrant liability	—	612	2,865	315
Realized (loss) gain on marketable securities	(13)	—	4	2
Net gain (loss) on disposal of fixed assets	—	4	1	(30)
Other income	454	698	897	2,136
Total other income (expense), net	311	642	(9,977)	10,992
Loss before income taxes	(41,899)	(55,792)	(99,342)	(168,035)
Provision for income taxes	—	—	—	—
Net loss	$(41,899)	$(55,792)	$(99,342)	$(168,035)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.16)	$(0.28)	$(0.49)
Weighted average common shares outstanding, basic and diluted	351,861	342,393	349,337	340,597
Comprehensive loss:
Net loss	$(41,899)	$(55,792)	$(99,342)	$(168,035)
Other comprehensive loss, net of taxes:
Currency translation adjustment	(353)	(313)	(1,092)	(495)
Change in unrealized (loss) gain on available-for-sale securities	(1,652)	501	(3,337)	(217)
Comprehensive loss	$(43,904)	$(55,604)	$(103,771)	$(168,747)

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

For the Three and Nine Months Ended September 30, 2026 and 2025

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Loss	Equity

Balance, December 31, 2025	345,503,675	1,000,000	$1,421,273	$(1,115,370)	$(187)	$305,716
Exercise of stock options	1,177,041	—	908	—	—	908
Issuance of Class A Common Stock for RSUs vested	12,615	—	—	—	—	—
Stock-based compensation	—	—	9,033	—	—	9,033
Net income	—	—	—	5,397	—	5,397
Currency translation adjustment	—	—	—	—	(268)	(268)
Other comprehensive loss	—	—	—	—	(1,222)	(1,222)
Balance, March 31, 2026	346,693,331	1,000,000	1,431,214	(1,109,973)	(1,677)	319,564
Exercise of stock options	1,770,020	—	3,502	—	—	3,502
Issuance of Class A Common Stock for RSUs vested	12,615	—	—	—	—	—
Issuance of Class A Common Stock for purchase under the ESPP	346,513	—	1,247	—	—	1,247
Stock-based compensation	—	—	10,460	—	—	10,460
Capped call transactions	—	—	(17,135)	—	—	(17,135)
Net loss	—	—		(62,840)	—	(62,840)
Currency translation adjustment	—	—		—	(471)	(471)
Other comprehensive loss	—	—		—	(463)	(463)
Balance, June 30, 2026	348,822,479	1,000,000	1,429,288	(1,172,813)	(2,611)	253,864
Exercise of stock options	3,088,476	—	7,945	—	—	7,945
Issuance of Class A Common Stock for RSUs vested	12,615	—	—	—	—	—
Stock-based compensation	—	—	10,070	—	—	10,070
Net loss	—	—	—	(41,899)	—	(41,899)
Currency translation adjustment	—	—	—	—	(353)	(353)
Other comprehensive loss	—	—	—	—	(1,652)	(1,652)
Balance, September 30, 2026	351,923,570	1,000,000	$1,447,303	$(1,214,712)	$(4,616)	$227,975

	Common Stock and Additional Paid-in Capital			Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Class A Shares	Class B Shares	Amount	Deficit	Income (loss)	Equity

Balance, December 31, 2024	336,837,872	1,000,000	$1,373,958	$(910,743)	$573	$463,788
Exercise of stock options	1,976,775	—	1,082	—	—	1,082
Issuance of Class A Common Stock for RSUs vested	25,778	—	—	—	—	—
Stock-based compensation	—	—	7,854	—	—	7,854
Net loss	—	—	—	(53,236)	—	(53,236)
Currency translation adjustment	—	—	—	—	465	465
Other comprehensive loss	—	—	—	—	(493)	(493)
Balance, March 31, 2025	338,840,425	1,000,000	1,382,894	(963,979)	545	419,460
Exercise of stock options	855,851	—	762	—	—	762
Issuance of Class A Common Stock for RSUs vested	1,265,096	—	—	—	—	—
Issuance of Class A Common Stock for purchase under the ESPP	272,191	—	533	—	—	533
Stock-based compensation	—	—	12,031	—	—	12,031
Net loss	—	—	—	(59,007)	—	(59,007)
Currency translation adjustment	—	—	—	—	(647)	(647)
Other comprehensive loss	—	—	—	—	(225)	(225)
Balance, June 30, 2025	341,233,563	1,000,000	1,396,220	(1,022,986)	(327)	372,907
Exercise of stock options	510,208	—	558	—	—	558
Issuance of Common Stock for RSUs vested	12,616	—	—	—	—	—
Stock-based compensation	—	—	8,021	—	—	8,021
Net loss	—	—	—	(55,792)	—	(55,792)
Currency translation adjustment	—	—	—	—	(313)	(313)
Other comprehensive income	—	—	—	—	501	501
Balance, September 30, 2025	341,756,387	1,000,000	$1,404,799	$(1,078,778)	$(139)	$325,882

See accompanying notes to the unaudited consolidated financial statements.

NUVATION BIO INC. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

For the Nine Months Ended September 30,	2026	2025
Cash flows from operating activities:
Net loss	$(99,342)	$(168,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,563	27,906
Depreciation and amortization	1,650	1,200
Non-cash lease expense	(29)	281
Non-cash interest on revenue interest financing agreement	15,168	5,121
Amortization of debt issuance costs	1,207	335
Change in fair value of warrant liability	(2,865)	(315)
Amortization of premium and discounts on marketable securities	(2,712)	(4,096)
Realized loss (gain) on marketable securities	(4)	(2)
Net loss on disposal of fixed assets	(1)	30
Loss on debt extinguishment	9,472	—
Unrealized foreign currency transaction (loss) gain	(484)	(415)
Change in operating assets and liabilities:
Accounts receivable	(20,470)	4,399
Prepaid expenses and other current assets	(4,197)	(1,655)
Inventory	(3,926)	(5,710)
Interest receivable on marketable securities	(390)	(1,957)
Other non-current assets	83	(701)
Accounts payable	467	9,012
Contract liabilities	(3,110)	(8,838)
Accrued expenses	3,459	(254)
Net cash used in operating activities	(76,461)	(143,694)
Cash flow from investing activities:
Purchases of marketable securities	(375,725)	(309,515)
Proceeds from sale of marketable securities	230,626	330,217
Cash paid for capitalized market approval intangibles	—	(8,000)
Purchases of property and equipment	(1,890)	(265)
Net cash (used in) provided by investing activities	(146,989)	12,437
Cash flow from financing activities:
Proceeds from borrowings, net of debt issuance costs and debt discounts	—	48,901
Proceeds from revenue interest financing agreement	—	150,000
Proceeds from convertible debt, net of issuance costs	280,317	—
Payments on capped call transactions	(17,135)	—
Payments on borrowings and amendment fee under Financing Agreement	(58,687)	(700)
Payments on debt issuance costs	(1,202)	(6,596)
Payments on revenue interest financing agreement	(3,157)	(68)
Proceeds from issuance of Common Stock under ESPP	1,247	533
Proceeds from exercises of options	12,355	2,402
Net cash provided by financing activities	213,738	194,472
Effect of foreign exchange rate changes on cash and cash equivalents	(608)	(41)
Net (decrease) increase in cash and cash equivalents	(10,320)	63,174
Cash and cash equivalents, beginning of the period	164,086	35,723
Cash and cash equivalents, end of the period	$153,766	$98,897

Non-cash operating activities
Right-of-use asset recognized	$11,649	$3,871
Non-cash investing activities
Capitalized market approval intangibles	$10,000	$—

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

c. Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of the financial position of the Company as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025 and the cash flows for the nine months ended September 30, 2026 and 2025. The consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

d. Liquidity

As of September 30, 2026, the Company has an accumulated deficit of approximately $1,214.7 million and net cash used in operating activities was approximately $76.5 million for the nine months ended September 30, 2026. Management expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future.

As of September 30, 2026, the Company had cash, cash equivalents, and marketable securities of $663.4 million. The Company believes that its existing cash, cash equivalents, and marketable securities will be sufficient to meet its cash commitments for at least the next 12 months after the date that these consolidated financial statements are issued. The Company’s research and development activities can be costly, and the timing and outcomes are uncertain. The assumptions upon which the Company has based its estimates are routinely evaluated and may be subject to change. The actual amount of the Company’s expenditures will vary depending upon a number of factors including but not limited to the progress of the Company’s commercialization efforts for IBTROZI, research and development activities, potential regulatory approval of its product candidates, and the level of financial resources available.

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

The Company is exposed to credit losses primarily through its available-for-sale investments. The Company assesses whether its available-for-sale investments are impaired at each reporting period. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit losses and non-credit related losses. Any credit losses are charged to earnings against the allowance for credit losses of the debt security, limited to the difference between the fair value and the amortized cost basis of the debt security. Any difference between the fair value of the debt security and the amortized cost basis, less the allowance for expected credit losses, are reported in other comprehensive income (loss). Expected cash inflows due to improvements in credit are recognized through a reversal of the allowance for expected credit losses subject to the total allowance previously recognized. The Company’s expected loss allowance methodology for the debt securities includes reviewing the extent of the unrealized loss, the size, term, geographical location, and industry of the issuer, the issuers’ credit ratings and any changes in those ratings, as well as reviewing current and future economic market conditions and the issuers’ current status and financial condition. As of September 30, 2026, the Company had not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors.

Interest income includes amortization and accretion of purchase premium and discount. Premiums and discounts on debt securities are amortized on the effective-interest method. Gains and losses on sales are recorded on the settlement date and determined using the specific identification method.

j. Acquisition of assets and businesses

The Company's consolidated financial statements include the operations of acquired businesses after the completion of the acquisitions. The Company accounts for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date and that the fair value of acquired in-process research and development be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. When the Company acquires net assets that do not constitute a business, as defined in GAAP, no goodwill is recognized and acquired in-process research and development is expensed in acquired in-process research and development expenses. Contingent consideration in a business combination is included as part of the acquisition cost and is recognized at fair value as of the acquisition date. Fair value is generally estimated by using a probability-weighted discounted cash flow approach. Any liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved.

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

Concentration of customers

Below customers represent more than 10% of the Company's gross revenue for the three and nine months ended September 30, 2026 and 2025.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Customer A	—	—	31%	—
Customer B	28%	17%	15%	40%
Customer C	19%	24%	14%	16%
Customer D	21%	23%	14%	14%
Customer E	12%	14%	10%	10%

Below customers represent more than 10% of the Company's balances of accounts receivable as of September 30, 2026.

September 30, 2026
Customer A	32%
Customer B	23%
Customer C	20%
Customer D	10%

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

Licenses of intellectual property

If a license to the Company's intellectual property is determined to be distinct from the other promises or performance obligations identified in the contract, the Company recognizes revenue from the portion of the transaction price allocated to the license at a point in time, when the license is transferred to the customer and the customer is able to benefit from the license. For the nine months ended September 30, 2026, the Company has recognized approximately $58.7 million of license revenue from the Eisai license agreement.

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

Royalties

For sales-based royalties, including milestone payments based on the level of sales, the Company determines whether the sole or predominant item to which the royalties relate is a license. When the license is the sole or predominant item to which the sales-based royalty relates, the Company recognizes revenue at the later of: (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). In September 2026, the Company has recognized $5.0 million of milestone payments upon Innovent achieving $20.0 million in annual net sales.

For the three months ended September 30, 2026 and 2025, the Company has recognized $2.7 million and $0.3 million sales-based royalty revenue resulting from the Company's collaboration agreements, respectively. For the nine months ended September 30, 2026 and 2025, the Company has recognized $6.6 million and $0.8 million sales-based royalty revenue resulting from the Company's collaboration agreements, respectively.

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

r. Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. The Company's contracts with customers have standard payment terms. The Company will analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of its customers so that it can properly assess and respond to changes in their credit profiles. As of September 30, 2026, the credit profiles for the Company’s customers were deemed to be in good standing and an allowance for credit losses was not considered necessary.

s. Inventory

Inventories are stated at the lower of cost or net realizable value and recognized on a first-in, first-out (“FIFO”) method. Inventory is capitalized based on when future economic benefit is expected to be realized.

The Company analyzes its inventory levels on a periodic basis to determine if any inventory is at risk for expiration prior to sale or has a cost basis that is greater than its estimated future net realizable value. Any adjustments are recognized through cost of goods sold in the period in which they are incurred. The Company's reserve for inventory as of September 30, 2026 and December 31, 2025 was $0.4 million and nil, respectively. This reserve was recognized through cost of sales.

The Company outsources the manufacturing of its products to contract manufacturers. The Company expects to use the inventory that is classified within current assets on its consolidated balance sheet over its operating cycle. Inventory that is not expected to be used within the Company’s normal operating cycle is classified as non-current. As of September 30, 2026, the Company had no non-current inventory.

t. Revenue Interest Financing Agreement

The carrying amount of the liability for sale of future royalties is based on management's estimate of the future royalties to be paid over the life of the Financing Agreement (as defined below) using an imputed rate of interest. The liability is amortized using the effective interest rate method, resulting in recognition of non-cash interest expense over the estimated term of the agreement. This requires the Company to estimate the total future royalty payments expected to be generated from product sales over the life of the agreement. The Company assesses at the end of each reporting period the amount and timing of expected royalty payments using a combination of internal projections and data from external sources. The estimates of future net product sales, and resulting royalty payments, are based on key assumptions including patient population, market penetration, gross-to-net assumptions, and sales price, among others. To the extent the Company's revised estimates of future global net sales are greater or less than previous estimates, or the estimated timing of such payments is different from previous estimates, the Company accounts for any such changes by adjusting the effective interest rate utilizing the prospective method. Changes in the effective interest rate also affect the period over which unamortized debt discount and issuance costs are amortized. Such costs are recognized under Interest expense in the Consolidated Statements of Operations and Comprehensive Loss and under Accrued expenses on the Consolidated Balance Sheets.

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

The following table presents information about the Company’s marketable securities as of September 30, 2026 and December 31, 2025, as well as the Warrant liability as of December 31, 2025, measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Warrant liabilities are included within the Level 1 fair value hierarchy. The fair value of the Consideration, Public and Forward Purchase Warrants is determined using the closing price of the warrants on the NYSE market. The fair value of the Private Placement Warrants is determined using the Black-Scholes option pricing formula. The primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility. The expected volatility was estimated considering observable Public Warrant pricing, the Company's own historical volatility and the volatility of guideline public companies. There have not been any transfers between the levels during the periods. The Warrants expired on February 10, 2026.

	September 30, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$21,016	$21,016	$—	$—
Commercial paper	15,466	—	15,466	—
U.S. government securities	25,901	—	25,901	—
	62,383	21,016	41,367	—
Marketable securities:
Certificate of deposits	4,156	—	4,156	—
Commercial paper	60,332	—	60,332	—
U.S. government and government agency securities	284,301	—	284,301	—
Corporate bonds	160,815	—	160,815	—
	509,604	—	509,604	—
Total financial assets:	$571,987	$21,016	$550,971	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial assets:
Cash equivalents:
Money market funds	$52,339	$52,339	$—	$—
U.S. government and government agency securities	43,990	—	43,990	—
	96,329	52,339	43,990	—
Marketable securities:
Certificate of deposits	3,918	—	3,918	—
Commercial paper	5,158	—	5,158	—
U.S. government and government agency securities	226,777	—	226,777	—
Corporate bonds	129,272	—	129,272	—
	365,125	—	365,125	—
Total financial assets:	$461,454	$52,339	$409,115	$—

Financial liabilities:
Warrants	$2,865	$2,865	$—	$—

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

The following table provides the amortized cost, aggregate fair value, and unrealized gains (losses) of marketable securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$21,016	$—	$—	$21,016
Commercial paper	15,469	—	(3)	15,466
U.S. government securities	25,906	—	(5)	25,901
	62,391	—	(8)	62,383
Marketable securities:
Certificate of deposits	4,160	—	(4)	4,156
Commercial paper	60,463	2	(133)	60,332
U.S. government and government agency securities	286,040	1	(1,740)	284,301
Corporate bonds	161,492	6	(683)	160,815
	512,155	9	(2,560)	509,604
	$574,546	$9	$(2,568)	$571,987

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Cash equivalents:
Money market funds	$52,339	$—	$—	$52,339
U.S. government and government agency securities	43,985	5	—	43,990
	96,324	5	—	96,329
Marketable securities:
Certificate of deposits	3,909	9	—	3,918
Commercial paper	5,154	4	—	5,158
U.S. government and government agency securities	226,247	530	—	226,777
Corporate bonds	129,044	249	(21)	129,272
	364,354	792	(21)	365,125
	$460,678	$797	$(21)	$461,454

For the three and nine months ended September 30, 2026 and 2025, there were no unrealized gains or losses on equity securities. The activity related to the net gains (losses) on marketable securities included in other income (expense) on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net realized gains (losses) on available-for-sale securities were as follows:
Realized gains from sales of available-for-sale securities	$2	$—	$30	$3
Realized losses from sales of available-for-sale securities	(15)	—	(26)	(1)
Net (losses) gains on marketable securities	$(13)	$—	$4	$2

The following tables provide marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and the related fair values as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Certificate of deposits	$2,155	$(4)	$—	$—	$2,155	$(4)
Commercial paper	56,073	(133)	—	—	56,073	(133)
U.S. government and government agency securities	274,001	(1,740)	—	—	274,001	(1,740)
Corporate bonds	145,218	(667)	3,436	(16)	148,654	(683)
	$477,447	$(2,544)	$3,436	$(16)	$480,883	$(2,560)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total	Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate bonds	$18,157	$(21)	$—	$—	$18,157	$(21)
	$18,157	$(21)	$—	$—	$18,157	$(21)

Unrealized losses from the marketable securities are primarily attributable to changes in interest rates and represent temporary impairments due to general market factors. The Company has not recognized an allowance for expected credit losses related to available-for-sale investments as the Company has not identified any unrealized losses for these investments attributable to credit factors during the three and nine months ended September 30, 2026. As of September 30, 2026, the Company does not intend to sell these securities nor does the Company believe that it will be required to sell these securities before the recovery of their amortized cost basis.

Maturity information based on fair value is as follows as of September 30, 2026:

	Within one year	After one year through five years	Total
	(In thousands)
Certificate of deposits	$4,156	$—	$4,156
Commercial paper	60,332	—	60,332
U.S. government and government agency securities	210,119	74,182	284,301
Corporate bonds	88,499	72,316	160,815
	$363,106	$146,498	$509,604

Convertible Debt and Liability Related to Revenue Interest Financing Agreement

As of September 30, 2026, the estimated fair value of the convertible debt was $298.4 million. The fair value was estimated using quoted market prices obtained from brokers. Accordingly, it was categorized as Level 2 in the fair value hierarchy. The fair value of the liability related to the sale of future royalties is based on the Company's current estimates of future royalties expected to be paid to Sagard over the life of the arrangement. The Company periodically reassesses the amount and timing of estimated royalty payments based on internal sales projections and external information from market data sources, which are considered Level 3 inputs. As of September 30, 2026, the estimated fair value of the liability approximated the carrying amount.

4. Revenue Recognition

The Company revenue by geographic region for the three and nine months ended September 30, 2026 and 2025 are summarized as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
United States	$27,457	$7,723	$128,036	$8,961
China	15,589	2,184	28,769	8,438
Japan	1,896	3,213	3,052	3,638
Europe	9	—	9	—
Total revenue	$44,951	$13,120	$159,866	$21,037

Net Product Revenue

Net product revenue was approximately $27.5 million and $69.2 million for the three and nine months ended September 30, 2026 from the U.S. sales of IBTROZI, respectively.

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

In-Licensing Arrangements with Daiichi Sankyo Company Ltd. (“DS”)

The Company has in-licensed from DS the rights to develop, manufacture and commercialize taletrectinib and safusidenib globally. The development milestone payments are recognized when the achievement of the associated milestone becomes probable and estimable and have been expensed before regulatory approval has been obtained. In December 2024, a $2.0 million development milestone payment was capitalized as an intangible asset upon regulatory approval of taletrectinib in China. The Company reached two taletrectinib-related milestones in 2024, and the resulting $6.0 million in development milestone payments owed were paid to DS in March 2025. In June 2025, upon regulatory approval of taletrectinib in the U.S., an $8.0 million milestone payment was owed to DS under the arrangement. This milestone payment was paid in July 2025 and was capitalized as an intangible asset. The Company paid

$3.0 million in February 2026 after converting the safusideninb SIGMA study into a pivotal study, which was expensed to research and development. The Company paid $0.5 million in April 2026 after amending and restating its safusidenib license agreement with DS to include Japan rights, effectively securing exclusive global development and commercialization rights to safusidenib. During the three months ended September 30, 2026, the Company achieved the $100.0 million cumulative worldwide sales of taletrectinib, thereby triggering the milestone payment obligation of $10.0 million to DS. This milestone obligation was capitalized as an intangible asset.

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

Collaboration and License Agreement with Innovent

In May 2021, a wholly owned subsidiary of AnHeart entered into an agreement with Innovent, granting Innovent a sub-licensable, royalty-bearing, exclusive right and license to commercialize AB-106 in the People's Republic of China and Taiwan (the “Innovent Territory”). Following the acquisition of AnHeart by the Company, such AnHeart subsidiary was renamed Nuvation Bio China Ltd. Nuvation Bio China Ltd. is responsible for funding ongoing clinical trials of AB-106, regulatory submissions after development with Innovent responsible for commercialization. To date, under the agreement, Nuvation Bio China Ltd. has received $72.0 million in connection with an upfront payment, reimbursement of research and development expenses, and achievement of regulatory and commercial milestones. In addition, Nuvation Bio China Ltd. may receive up to $17.0 million upon achievement of additional regulatory milestones, up to $100.0 million upon achievement of commercial milestones, and tiered percentage royalties ranging from mid-teen to low-twenties on annual net sales of taletrectinib in the Innovent Territory subject to certain adjustments.

For the three months ended September 30, 2026, collaboration and license agreements revenue was comprised of research and development service revenue of $1.6 million, sales of products supply of $6.8 million, royalties of $2.1 million and sales milestone of $5.0 million. For the nine months ended September 30, 2026, collaboration and license agreements revenue was comprised of research and development service revenue of $4.2 million, sales of products supply of $14.1 million, royalties of $5.1 million and sales milestone of $5.0 million.

For the three months ended September 30, 2025, collaboration and license agreements revenue was comprised of research and development service revenue of $1.9 million and royalties of $0.3 million. For the nine months ended September 30, 2025, collaboration and license agreements revenue was comprised of research and development service revenue of $5.9 million, sales of products supply of $1.6 million and royalties of $0.8 million.

Collaboration and License Agreement with NK

In October 2023, AnHeart entered into an agreement with NK, granting NK a sub-licensable, royalty-bearing, exclusive right and license to commercialize AB-106 in Japan (the “NK Territory”). Following the acquisition of AnHeart by the Company, the agreement was assigned to the Company. The Company is responsible for funding ongoing clinical trials of AB-106 in the NK Territory, with NK responsible for funding regulatory submissions in the NK Territory. The Company also granted NK a sub-licensable, royalty-bearing, exclusive right and license to research, develop and commercialize any new indications of AB-106 in the NK Territory (“NK New Indication Right”). Under the agreement, the Company received a non-refundable upfront cash payment of $40.0 million, $25.0 million for achievement of a regulatory milestone (“Regulatory Milestone Payment”), and is eligible to receive up to $35.0 million upon achievement of commercial milestones and a lower-mid double digit percentage royalty on net sales of taletrectinib in the NK Territory. In September 2025, taletrectinib was approved by Japan’s Ministry of Health, Labour, and Welfare. Since the regulatory approval has now been obtained, all remaining contract liability for research and development service from the initial upfront payment was recognized as revenue. In December 2025, upon receipt of the Regulatory Milestone Payment, the Company recognized $21.2 million in license revenue and $3.8 million in research and development service revenue.

The Company collaboration and license agreements revenue was comprised of sales of products supply of $1.3 million and royalties of $0.6 million for the three months ended September 30, 2026. For the nine months ended September 30, 2026, collaboration and license agreements revenue was comprised of research and development service revenue of $0.2 million, sales of products supply of $1.4 million and royalties of $1.5 million.

For the three months ended September 30, 2025, collaboration and license agreements revenue was comprised of research and development service revenue of $2.6 million and sales of products supply of $0.6 million. For the nine months ended September 30, 2025, collaboration and license agreements revenue was comprised of research and development service revenue of $3.0 million and sales of products supply of $0.6 million.

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

The Company did not recognize any contract assets as of September 30, 2026.

When a customer pays consideration before the Company provides services, the Company records its obligation as a contract liability representing the transaction price allocated to the remaining performance obligations. As of September 30, 2026, contract liabilities were $15.7 million, of which $0.3 million is expected to be recognized as product revenue and $15.4 million as research and development service revenue. Of the $15.4 million, $8.7 million is expected to be recognized within one year of the balance sheet date, with the remaining $6.7 million expected to be recognized over the next three years.

The Company recognized $4.2 million of revenue for the nine months ended September 30, 2026 that was included in the contract liability balance at December 31, 2025.

The costs incurred to fulfill customer contracts were capitalized and amortized to cost of revenue on a systematic basis that is consistent with the transfer of research and development services to the customer to which the asset relates. For the three and nine months ended September 30, 2026, $1.4 million and $3.8 million of costs incurred to fulfill customer contracts were capitalized and expensed in the same period, respectively. There were no balances related to the costs incurred to fulfill customer contracts as of September 30, 2026.

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

In July 2026, the Company announced the full exercise of the greenshoe option in its offering of the Notes. The Underwriters purchased an additional $37.5 million aggregate principal amount of notes, bringing the aggregate principal amount sold in the offering to $287.5 million, with net proceeds of approximately $279.1 million after deducting underwriting discounts and commissions, and offering expenses.

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

The Notes are accounted for as long-term debt and are measured at amortized cost. Debt issuance costs of $8.0 million, including underwriting discounts and other offering costs, are recorded as a direct deduction from the carrying amount of the Notes and are amortized to interest expense over the contractual term of the Notes using the effective interest method.

The following table presents the carrying amount of the Notes as of September 30, 2026.

September 30, 2026
(in thousands)
Principal	$287,500
Unamortized underwriter discounts and issuance costs	(8,041)
Net carrying amount	$279,459

The following table sets forth the total interest expense recognized and effective interest rates related to the Notes for the periods presented:

	Three months ended	Nine months ended
	September 30, 2026	September 30, 2026
	(in thousands)
Contractual interest expense	$541	$541
Amortization of debt discount and issuance costs	340	343
Total interest and amortization expense	$881	$884
Effective interest rate	1.26%	1.26%

The following table presents future minimum payments under the Notes as of September 30, 2026 are as follows:

September 30, 2026
(In thousands)
2026 (remaining 3 months)	$—
2027	2,158
2028	2,156
2029	2,156
2030	2,156
Thereafter	291,813
Total	300,439
Less: imputed interest	(12,939)
Less: unamortized debt discount and issuance costs	(8,041)
Total principal amount	$279,459

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

Revenue Interest Financing Agreement

On the Loan Closing Date, the Company also entered into a Revenue Interest Financing Agreement (as amended by the First Amendment to Revenue Interest Financing Agreement dated June 24, 2026, the “Financing Agreement”) with Sagard Healthcare Partners Funding Borrower SPE 2, LP (as assignee of Sagard Healthcare Partners (Delaware) II LP) (the “Investor”), pursuant to which the Investor paid the Company $150 million (the “Investment Amount”) on June 25, 2025, following the FDA’s approval of IBTROZI. In exchange for the Investment Amount, the Company agreed to make tiered royalty payments to the Investor (the “Payments”) on U.S. net sales of IBTROZI equal to 5.5% of annual U.S. net sales up to $600 million and 3.0% of annual U.S. net sales between $600 million and $1 billion. The Company retains all annual U.S. net sales above $1 billion. The obligation to make the Payments will cease upon the earliest occurrence of total Payments reaching 1.6 times the Investment Amount by the calendar quarter ending on June 30, 2031, 1.75 times the Investment Amount by the calendar quarter ending on June 30, 2034, or 2.0 times the Investment Amount thereafter.

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

The Financing Agreement was recorded as debt at the time the funding occurred and is accounted for at amortized cost using the effective interest method. The Company utilizes the prospective method to account for subsequent changes in the estimated future royalties to be paid by the Company to the counterparty over the estimated term of the obligation. Under the prospective method, a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. If the amount or timing of expected royalty payments differs from prior estimates, the Company will prospectively adjust the amortization of the royalty financing obligations and the effective interest rate.

During the nine months ended September 30, 2026, there were no significant changes to the amount and timing of expected royalties under the Financing Agreement based on the Company’s latest forecasts subsequent to the initial measurement.

The following table shows the activity within the liability related to the Financing Agreement for the nine months ended September 30, 2026 as well as the effective interest rate as of September 30, 2026:

Liabilities Related to Financing Agreement
(in thousands)
Carrying value of liability related to Financing Agreement at December 31, 2025	$155,404
Payments on Financing Agreement	(3,157)
Non-cash interest expense	15,168
Amortization of issuance costs	619
Carrying value of liability related to Financing Agreement at September 30, 2026	$168,034

Effective interest rate	13.0%

Bank Loan

In 2020, AnHeart entered into loan agreements with Bank of Hangzhou to obtain short-term borrowings to supplement its working capital. As of September 30, 2026, the outstanding balance net of repayments was $5.8 million. For the nine months ended September 30, 2026, there were no borrowings or repayments. The fixed interest rate of these borrowings is 3.5% per annum.

6. Leases

The Company's principal executive offices are located in New York, New York, where the Company leases approximately 7,900 square feet of office space under a lease that terminates in 2027, and in San Francisco, where the Company leases approximately 19,418 square feet of office space that terminates in 2029. In September 2026, the Company commenced a lease of approximately 18,563 square feet of office space in New York. The lease expires in 2037. The Company also occupies office space located in Burlington, Massachusetts, where the Company leases approximately 2,235 square feet of office space under a lease that terminates in 2027, as well as a total of approximately 1,799 square meters of office space in the People’s Republic of China, in the cities of Beijing, Guangzhou, Hangzhou and Shanghai, under leases that terminate in 2026 through 2029.

Operating lease expense was $0.6 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $1.7 million and $2.3 million for the nine months ended September 30, 2026 and 2025, respectively. Expense related to variable leases was not significant for the three and nine months ended September 30, 2026 and 2025. Operating cash outflows for the nine months ended September 30, 2026 and 2025 included $1.9 million and $2.0 million, respectively.

The following table presents the future minimum lease analysis of the Company's operating lease liabilities showing the aggregate lease payments as of September 30, 2026.

September 30, 2026
(In thousands)
2026 (remaining 3 months)	$551
2027	2,234
2028	3,290
2029	2,154
2030	1,986
Thereafter	14,346
Total undiscounted lease payments	24,561
Less: imputed interest	(9,895)
Total operating lease liabilities	$14,666

The weighted average incremental borrowing rate used to determine the operating lease liabilities was 10.6%. The Company's weighted average remaining lease term was 8.98 years as of September 30, 2026.

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

The following securities outstanding at September 30, 2026 and 2025 have been excluded from the calculation of diluted weighted average shares outstanding for the periods presented because including them would have been antidilutive:

	As of September 30,
	2026	2025
Warrants	—	8,681,182
Class A Common Stock options	78,229,809	77,074,354
Restricted stock units	3,814,301	116,641
Assumed conversion of the Notes	31,873,525	—

8. Accumulated Other Comprehensive Income (Loss)

The following table presents a rollforward of the changes in accumulated other comprehensive income (losses) for the nine months ended September 30, 2026 and 2025, which is all attributable to unrealized gains (losses) on available-for-sale securities and currency translation impact. All amounts are net of tax.

	2026	2025
Balance at beginning of period	$(187)	$573
Unrealized loss	(3,333)	(215)
Amount reclassified for realized gain on marketable securities	(4)	(2)
Currency translation adjustment	(1,092)	(495)
Balance at end of period	$(4,616)	$(139)

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

The stock-based compensation expense included in the Company’s consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development	$3,873	$3,557	$12,199	$12,119
General and administrative	6,197	4,464	17,364	15,787
	$10,070	$8,021	$29,563	$27,906

The following table summarizes stock option activity under the 2019 Plan, 2021 Plan and assumed options in the AnHeart acquisition for the nine months ended September 30, 2026.

Shares
Outstanding at December 31, 2025	73,963,104
Granted	14,115,046
Exercised	(6,035,537)
Forfeited	(3,812,804)
Outstanding at September 30, 2026	78,229,809
Exercisable at September 30, 2026	43,626,693

The weighted average exercise price of all outstanding options as of September 30, 2026 was $3.35 per share.

The following table summarizes the activity for the restricted stock units for the nine months ended September 30, 2026.

Restricted Stock
Units
Non-vested at December 31, 2025	104,027
Granted	4,033,432
Vested	(37,845)
Forfeited or canceled	(285,313)
Non-vested at September 30, 2026	3,814,301

10. Commitments and Contingencies

Commitments

The Company has standby letters of credit with banks in the aggregate amount of $1.8 million which serve as security for the New York and San Francisco spaces operating leases. The standby letters of credit automatically renew annually.

The Company has certain non-cancelable purchase obligations related to the manufacturing of drug substance and drug product, and a commercial supply agreement with Asymchem Laboratories and Patheon Pharmaceuticals Inc., under which the Company has agreed to purchase a significant portion of its requirements for the drug substance over the next 6 months. Under these agreements, as of September 30, 2026, the Company is obligated to pay up to an aggregate of $10.3 million.

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

We commercially launched IBTROZI in the U.S. in June 2025, following its approval by the FDA on June 11, 2025 for the treatment of adult patients with locally advanced or metastatic ROS1-positive (“ROS1+”) non-small cell lung cancer (“NSCLC”). Taletrectinib has also been approved by Japan’s MHLW and by China’s NMPA for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC. Taletrectinib is being commercialized in Japan by our partner NK under the brand name IBTROZI and in China by our partner Innovent under the brand name DOVBLERON®. Taletrectinib has been granted Orphan Drug Designation by the U.S. FDA for the treatment of patients with ROS1+ NSCLC and other NSCLC indications, and was previously granted Breakthrough Therapy Designations by both the U.S. FDA and China’s NMPA for the treatment of both TKI-naïve and TKI-pretreated patients with locally advanced or metastatic ROS1+ NSCLC. In January 2026, we announced a partnership with Eisai to commercialize taletrectinib in Europe and other territories outside the U.S., China and Japan. In March 2026, we announced that the European Medicines Agency had validated the Marketing Authorisation Application (“MAA”) for taletrectinib for the treatment of advanced ROS1+ NSCLC. In June 2026, we announced that the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom had validated the MAA submitted by our partner Eisai for taletrectinib for the treatment of advanced ROS1+ NSCLC.

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

In addition to taletrectinib, our clinical stage pipeline includes safusidenib, an investigational, oral, brain penetrant, selective inhibitor of mutant isocitrate dehydrogenase 1 (“mIDH1”). Safusidenib is being evaluated in a pivotal Phase 3, randomized, placebo-controlled study evaluating safusidenib as maintenance therapy following standard-of-care radiotherapy or chemoradiotherapy and adjuvant temozolomide in patients with IDH1-mutant astrocytoma with high-risk features. We are also evaluating safusidenib against placebo in the Phase 3 G307 study of patients with grade 2 IDH1-mutant glioma in regions where vorasidenib is not yet approved or accessible, and in the Phase 2 G209 study in patients with grade 2 or grade 3 IDH1-mutant glioma whose cancer has progressed following treatment with vorasidenib.

Recent Developments

•
In August 2026, we announced that the U.S. Food and Drug Administration (“FDA”) granted Fast Track Designation for safusidenib, the company's investigational, oral, brain-penetrant selective inhibitor of mutant IDH1.
•
In September 2026, we announced that the FDA approved a supplemental New Drug Application (“sNDA”) for IBTROZI® (taletrectinib). The updated IBTROZI label now reflects updated median duration of response (DOR) for the TRUST-I study, with a median DOR of 49.7 months in TKI-naïve patients in TRUST-I.

Financial Overview

Since our inception in 2018, we have focused substantially all of our resources on conducting research and development activities, including drug discovery, preclinical studies, clinical trials, establishing and maintaining our intellectual property portfolio, developing our manufacturing network and managing the manufacture of clinical and research material, hiring personnel, raising capital and providing general and administrative support for these operations. Our revenue related to its out-licensing collaborative agreements consists of product revenue, upfront license fees and milestone payments, royalty revenue and research and development services revenue from its collaboration agreements. We have funded our operations to date primarily from the issuance and sale of our common and preferred stock, including through the Merger and a Private Investment in Public Equity (“PIPE”) financing in connection with the Merger.

We have incurred net losses in each year since inception. As of September 30, 2026 we had an accumulated deficit of $1,214.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations as well as a charge related to the acquisition of an in-process research and development asset. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Results of Operations for The Three and Nine Months Ended September 30, 2026 and 2025

Revenue

The following table summarizes total revenue recognized for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Product revenue, net	$27,457	$7,723	$69,159	$8,961
Collaboration and license agreements revenue	17,494	5,397	90,707	12,076
Total	$44,951	$13,120	$159,866	$21,037

Product Revenue, Net

On June 11, 2025, we announced that the FDA approved IBTROZI for the treatment of adult patients with locally advanced or metastatic ROS1+ NSCLC. To date, our only source of product revenue has been from the U.S. sales of IBTROZI. We began shipping IBTROZI to our U.S. customers in June 2025. Net product revenue from U.S. sales of IBTROZI was approximately $27.5 million and $69.2 million for the three and nine months ended September 30, 2026, respectively. Net product revenue from U.S. sales of IBTROZI was approximately $7.7 million and $9.0 million for the three and nine months ended September 30, 2025, respectively.

Collaboration and License Agreements Revenue

Collaboration and license agreements revenue increased by $12.1 million for the three months ended September 30, 2026 compared to 2025. The increase is due to a $7.6 million increase in product supply revenue, a $5.0 million sales-based milestone received from Innovent, and a $2.4 million increase in royalty revenue, offset by a $2.9 million decrease in research and development service revenue under the collaboration agreements with Innovent and Nippon Kayaku.

Collaboration and license agreements revenue increased by $78.6 million for the nine months ended September 30, 2026 compared to 2025. The increase is primarily due to a $58.7 million increase in license revenue because of the upfront payment received under the

Eisai agreement, a $13.6 million increase in product supply, a $5.7 million increase in royalty revenue, and a $5.0 million increase in sales-based milestone, offset by a $4.4 million decrease in research and development service revenue under the collaboration agreements with Innovent and Nippon Kayaku.

Costs and Expenses

	Three months ended September 30,		Increase /	Nine months ended September 30,		Increase /
	2026	2025	(Decrease)	2026	2025	(Decrease)
	(In thousands)			(In thousands)
Costs and expenses:
Cost of sales	$2,115	$335	$1,780	$3,401	$507	$2,894
Cost of collaboration and license agreements revenue	9,814	3,014	6,800	23,990	7,512	16,478
Research and development	32,679	28,846	3,833	98,387	80,809	17,578
Selling, general and administrative	42,553	37,359	5,194	123,453	111,236	12,217
Total costs and expenses	87,161	69,554	17,607	249,231	200,064	49,167

Cost of Sales

Cost of sales increased by $1.8 million for the three months ended September 30, 2026. The increase was primarily due to an increase in inventory reserve and costs incurred related to higher product revenue recognized for the three months ended September 30, 2026 compared to 2025.

Cost of sales increased by $2.9 million for the nine months ended September 30, 2026. The increase was primarily due to an increase in inventory reserve and costs incurred related to higher product revenue recognized for the nine months ended September 30, 2026 compared to 2025.

Cost of Collaboration and License Agreements Revenue

Cost of collaboration and license agreements revenue increased by $6.8 million for the three months ended September 30, 2026 compared to 2025. The increase was primarily due to a $2.6 million increase in royalty payment to Daiichi Sankyo and a $4.2 million increase in research and development service costs.

Cost of collaboration and license agreements revenue increased by $16.5 million for the nine months ended September 30, 2026 compared to 2025. The increase was primarily due to a $7.3 million increase in royalty payment to Daiichi Sankyo and a $9.2 million increase in research and development service costs.

Research and Development Expenses

Research and development expenses increased by $3.8 million for the three months ended September 30, 2026 compared to 2025. The increase was primarily due to $3.3 million increase in third-party costs related to clinical trial expense and a $0.5 million increase in personnel costs driven by the increase in headcount and stock-based compensation.

Research and development expenses increased by $17.6 million for the nine months ended September 30, 2026 compared to 2025. The increase was primarily due to a $18.6 million increase in third-party costs related to clinical trial expense offset by a $1.0 million decrease in personnel costs as the prior period included a one-time retention bonus.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.2 million for the three months ended September 30, 2026, compared to 2025. The increase was due to a $2.5 million increase in salaries and other benefits driven by the increase in headcount and stock-based compensation, $1.8 million increase in sales and marketing expenses and $1.6 million increase in miscellaneous expense offset by a $0.7 million decrease in legal fees.

Selling, general and administrative expenses increased by $12.2 million for the nine months ended September 30, 2026, compared to 2025. The increase was due to a $8.8 million increase in salaries and other benefits driven by the increase in headcount and stock-based compensation, $0.6 million increase in sales and marketing expenses and $3.3 million increase in miscellaneous expense offset by a $0.5 million decrease in professional fees.

Other Income, Net

The following table presents a breakdown of our other income (expense):

	Three months ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
(In thousands)
Other income (expense):
Interest income	$6,157	$6,033	$124	$15,861	$16,134	$(273)
Interest expense	(6,116)	(6,534)	418	(19,583)	(7,009)	(12,574)
Investment advisory fees	(171)	(171)	—	(550)	(556)	6
Loss on debt extinguishment	—	—	—	(9,472)	—	(9,472)
Change in fair value of warrant liability	—	612	(612)	2,865	315	2,550
Realized (loss) gain on marketable securities	(13)	—	(13)	4	2	2
Net gain (loss) on disposal of fixed assets	—	4	(4)	1	(30)	31
Other income	454	698	(244)	897	2,136	(1,239)
Total other income (expense), net	$311	$642	$(331)	$(9,977)	$10,992	$(20,969)

Total other income (expense), net decreased by $0.3 million for the three months ended September 30, 2026 compared to 2025 primarily due to a decrease of $0.6 million in change in fair value of warrant liability and a $0.2 million decrease in other income related to government subsidy income offset by a $0.4 million decrease in interest expense and a $0.1 million increase in interest income from investments.

Total other income (expense), net decreased by $21.0 million for the nine months ended September 30, 2026 compared to 2025 primarily due to a $9.5 million loss on debt extinguishment, $12.6 million increase in interest expense primarily related to the Financing Agreement, a $1.2 million decrease in other income related to government subsidy income, and a $0.3 million decrease in interest income from investments primarily due to lower treasury yield offset by an increase of $2.6 million in change in fair value of warrant liability.

Liquidity, Capital Resources and Plan of Operations

From inception through September 30, 2026, our operations have been financed primarily by the sale and issuance of Series A preferred stock and Common Stock, including through the Merger and the Private Investment in Public Equity financing in connection with the Merger. As of September 30, 2026, we had $663.4 million in cash, cash equivalents and marketable securities and an accumulated deficit of $1,214.7 million.

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

On March 3, 2025, we announced the closing of a non-dilutive financing of up to $250.0 million from Sagard. The financing is comprised of a $150.0 million (the "Investment Amount") synthetic royalty financing agreement with Sagard Healthcare Partners (Delaware) II LP (the “Financing Agreement”) and a $100.0 million senior secured term loan with Sagard Holdings Manager LP (the “Loan Agreement”). The Investment Amount and a $50.0 million tranche of the term loan were funded in June 2025, following the FDA’s approval of IBTROZI. The second tranche of $50.0 million of the term loan was available but not borrowed. In connection with the issuance of Notes, on June 30, 2026, we used approximately $58.7 million of the net proceeds thereof to repay in full all outstanding obligations under and terminate the Loan Agreement and pay an amendment fee under the Financing Agreement. We recorded a $9.5 million loss on debt extinguishment as a result of this transaction.

Under the Financing Agreement, in exchange for the Investment Amount, we agreed to make tiered royalty payments to Sagard on U.S. net sales of IBTROZI equal to 5.5% of annual U.S. net sales up to $600 million and 3.0% of annual U.S. net sales between $600 million and $1 billion. We retain all annual U.S. net sales above $1 billion. Our obligation to make the royalty payments will cease upon the earliest occurrence of total royalty payments reaching 1.6 times the Investment Amount by the calendar quarter ending on June 30, 2031, 1.75 times the Investment Amount by the calendar quarter ending on June 30, 2034, or 2.0 times the Investment Amount thereafter. To the extent we have not made royalty payments totaling at least 100% of the Investment Amount by February 1, 2043, we will be required to make a true up payment in an amount equal to such shortfall (the “True Up Payment”). In addition, if certain events occur, including certain bankruptcy events, non-payment of Payments, a change of control, expiration or termination of certain intellectual property rights or marketing authorization, an out-license or sale of all of the rights in and to IBTROZI in the United States and (subject to applicable cure periods) non-compliance with the covenants in the Financing Agreement, we may be required to repurchase the synthetical royalty financing at a repurchase price ranging from 1.4 to 2.0 times the Investment Amount, depending on the time of such event, less all royalty payments we made by then. The transaction will support the U.S. commercial launch of IBTROZI and general corporate purposes.

In June 2026, we completed its registered underwritten public offering of $250.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2032 (the “Notes”). The Company granted the underwriters an option, exercisable within 30 days of the offering, to purchase up to an additional $37.5 million aggregate principal amount of Notes, issued pursuant to the exercise in full of the overallotment option granted by the Company to the underwriters.

In July 2026, we announced the full exercise of the greenshoe option in its offering of the Notes. The underwriters purchased an additional $37.5 million aggregate principal amount of notes, bringing the aggregate principal amount sold in the offering to $287.5 million, with net proceeds of approximately $279.1 million after deducting underwriting discounts and commissions, and offering expenses. The Notes are general unsecured obligations of the Company and bear interest at a rate of 0.75% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2027. The Notes will mature on July 1, 2032, unless earlier converted, redeemed or repurchased.

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

The net proceeds from the Offering were approximately $279.1 million, after deducting the underwriting discounts and commissions, and the offering expenses payable by the Company. We used certain of the net proceeds from the Offering (i) to pay the approximately $17.1 million cost of the capped call transactions described above, and (ii) to repay in full all obligations under the Loan Agreement.

In connection with the issuance of the Notes, on June 24, 2026, we entered into a First Amendment to the Financing Agreement, which amends the Financing Agreement to permit, among other things, the issuance of the Notes and the related capped call transactions.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months. We believe with our cash, cash equivalents and marketable securities, together with anticipated net revenue from sales of IBTROZI, will be sufficient to fund our operating expenses for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2026	2025
	(In thousands)
Cash used in operating activities	$(76,461)	$(143,694)
Cash (used in) provided by investing activities	(146,989)	12,437
Cash provided by financing activities	213,738	194,472
Effect of foreign exchange rate changes on cash and cash equivalents	(608)	(41)
Net (decrease) increase in cash and cash equivalents	(10,320)	63,174

Operating Activities

In 2026, cash used in operating activities of $76.5 million was attributable to a net loss of $99.3 million, a net change of $28.1 million in our net operating assets and liabilities offset by non-cash charges of $50.9 million. The change in operating assets and liabilities was primarily due to a $20.5 million increase in accounts receivable, $3.9 million increase in inventory, $4.2 million increase in prepaid expenses and other current assets, $3.1 million decrease in contract liabilities, and $0.4 million increase in interest receivable on marketable securities, $0.5 million increase in accounts payable, $0.1 million decrease in other non-current assets, and $3.4 million increase in accrued expenses. The non-cash charges consisted primarily of stock-based compensation of $29.6 million, $15.1 million in non-cash interest expense related to the Financing Agreement, $1.6 million of depreciation and amortization, $1.2 million of amortization of debt issuance costs, and $9.5 million of loss on debt extinguishment offset by changes in fair value of warrant liability of $2.9 million, amortization of premium on marketable securities of $2.7 million, and $0.5 million of foreign currency transaction gain.

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

Investing Activities

In 2026, cash used in investing activities of $147.0 million was related to the purchase of marketable securities of $375.7 million, $1.9 million purchase of property and equipment offset by $230.6 million of proceeds from the sale of marketable securities.

In 2025, cash provided by investing activities of $12.4 million was related to the $330.2 million of proceeds from the sale of marketable securities offset by purchase of marketable securities of $309.5 million, $8.0 million payment for capitalized market approval intangibles and $0.3 million purchase of property and equipment.

Financing Activities

In 2026, cash provided by financing activities of $213.7 million was related to the $280.3 million proceeds from convertible debt, $12.4 million proceeds from exercise of options, $1.2 million proceeds from issuance of Class A Common Stock under the Employee Stock Purchase Plan offset by $58.7 million to repay in full all outstanding obligations under and terminate the Loan Agreement and pay an amendment fee under the Financing Agreement, $17.1 million of capped call transactions, $3.2 million payments for the Financing Agreement, and $1.2 million payment of debt issuance costs.

In 2025, cash provided by financing activities of $194.5 million was related to the $150.0 million proceeds from the Financing Agreement, $48.9 million proceeds from the Loan Agreement, $2.4 million proceeds from exercise of options and $0.5 million of proceeds from issuance of Class A Common Stock under the Employee Stock Purchase Plan offset by $6.5 million payment of debt issuance costs, $0.7 million of debt repayments, and $0.1 million payment for Financing Agreement.

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

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see the sections titled “Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2026 appearing elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and investments of $663.4 million as of September 30, 2026, consisting of cash, money market funds, government securities, and corporate bonds. To date, fluctuations in interest income have not been significant.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize IBTROZI and our product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition.

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

Our clinical-stage product candidates as well as our other pipeline assets will require significant further investment and regulatory approvals prior to commercialization. Our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, build out of additional commercial infrastructure, substantial investment and significant marketing efforts, before we generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our clinical-stage product candidates, including safusidenib, which is in a Phase 3 study. We anticipate incurring significant costs associated with launching and commercializing our current and future product candidates, including as a result of payment obligations under the Taletrectinib In-License Agreement, the Safusidenib In-License Agreement and, our revenue interest financing agreement with Sagard Healthcare

Partners (Delaware) II LP (the “Financing Agreement”). Furthermore, if the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products. Our revenue will also depend, in part, upon our current collaborators’ and future collaborators’ ability to obtain regulatory approval and successfully commercialize our product candidates in their respective territories. We would continue to bear the risk that the FDA or similar foreign regulatory authorities such as the European Commission, the U.K. Medicines & Healthcare Products Regulatory Agency (“MHRA”) or the National Medical Product Administration of China (“NMPA”), could revoke approval, or that safety, efficacy, manufacturing or supply issues could arise that negatively impact product sales.

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

As of September 30, 2026, we had $663.4 million in cash and investments, and an accumulated deficit of $1,214.7 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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
•
the timing and level of royalty payments under the Financing Agreement;
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

As of December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of $330.6 million and $440.5 million, respectively. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year.

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

In March 2025, we entered into a $150.0 million (the “Investment Amount”) synthetic royalty financing under the Financing Agreement and, in July 2026, we completed our registered underwritten public offering of $287.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2032 (the “Notes”). This level of debt could, among other things:

•
increase our vulnerability to adverse general economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings bear, and will continue to bear, interest at floating rates;
•
require us to dedicate a substantial portion of our cash flow from operations to debt service payments, including to make tiered royalty payments under the Financing Agreement, and under certain circumstances, the True Up Payment or the Put/Call Payment, and to repay the Notes by making payments of interest and principal, which would reduce the availability of our cash to fund working capital, capital expenditures or other general corporate purposes, including acquisitions;
•
under the Financing Agreement, upon occurrence of certain events, require us to repurchase the synthetical royalty financing at a repurchase price ranging from 1.4 to 2.0 times the Investment Amount, depending on the time of such event, less all royalty payments we made by then;
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

The terms of the Financing Agreement place restrictions on our operating and financial flexibility.

The Financing Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of our subsidiaries to, among other things:

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

The Financing Agreement places certain restrictions on our operational flexibility.

The Financing Agreement contains covenants that impose on us certain obligations with respect to commercial effort, reporting, indemnification and other matters and certain restrictions with respect to intellectual property transfers, licensing, acquisitions, divestitures, and other actions. The Financing Agreement also limits our ability to create or incur liens or dispose of certain assets related to taletrectinib. If we want to early terminate the Financing Agreement, we will need to pay Investor an amount ranging from 1.4 to 2.0 times the Investment Amount (depending on the timing of the early termination and less all royalty payments we made by then), thereby limiting our ability to eliminate future applicability of the covenants contained in the Financing Agreement. Compliance with these covenants may limit our flexibility in operating our business and our ability to take actions that might otherwise be advantageous to us and our stockholders.

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

In the EEA, companion diagnostics are regulated as IVDs and are governed by the IVDR. IVDs, including companion diagnostics, must conform with the GSPRs of the IVDR as a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the EEA. To demonstrate compliance with the GSPR laid down in Annex I to the IVDR, and obtain the right to affix the CE mark, companion diagnostics must undergo a conformity assessment by a Notified Body. Depending on the relevant conformity assessment procedure, the Notified Body audits and examines the technical documentation and the quality system for the manufacture, design and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. In addition, before issuing the CE Certificate of Conformity, the Notified Body will be required to seek a scientific opinion from the EMA or the national competent authority of the relevant EU Member State, as applicable, on the suitability of the companion diagnostic for use in relation to the medicinal product concerned. The CE Certificate of Conformity and the related conformity assessment process entitle the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EU Declaration of Conformity.

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

In the European Union, the European Commission grants orphan designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an orphan designation application. Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (3) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition. Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. The period of market exclusivity is ten years during which the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity may be extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, a marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. In December 2025, Parliament and Council reached a political agreement on the Pharma Package, which includes proposed changes to the EU orphan medicinal product framework that may modify the length of orphan market exclusivity and change the way in which market exclusivity is awarded to drugs with more than one approved orphan indication. The Council formally adopted its first-reading position on September 28, 2026. The Pharma Package remains subject to formal adoption by the European Parliament and, if adopted, could alter the exclusivity protections currently available for orphan designated products in the EU.

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

We are unable to predict the future course of federal or state healthcare legislation in the U.S. directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly in light of the recent U.S. Presidential and Congressional elections. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced the agreements with certain pharmaceutical companies that require the drug manufacturer to offer, through a direct-to-consumer platform (“TrumpRx”), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenue. Other recent actions for example include (1) directing agencies to reduce workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, including the Global Benchmark for Efficient Drug Pricing (“GLOBE”) Model and the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) Model, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion, and reduce Medicaid enrollment and funding. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations.

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

In addition, in December 2025, the Parliament and the Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the “Pharma Package”). The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The Council formally adopted its first-reading position on the EU Pharmaceutical Package on 28 September 2026. The Pharma Package remains still subject to formal approval by the European Parliament, following which it will be published in the Official Journal of the European Union and enter into force. The Pharma Package encompasses a broad range of measures, including changes to regulatory data and market protection periods, including an eight-year regulatory data protection period and a one-year market protection period, with opportunities for additional periods of market protection subject to specified conditions and a maximum combined regulatory protection period of eleven years; changes to the orphan medicinal product framework, including a reduction in the standard period of orphan market exclusivity from ten to nine years, an eleven-year period of orphan market exclusivity for certain “breakthrough” orphan medicinal products, and changes to the incentives available for additional orphan indications; and an expansion of the “Bolar” exemption to permit certain activities relating to generic and biosimilar medicines while relevant intellectual property rights remain in force, including submissions for procurement tenders. The new framework is expected to enter into force in late 2026 and to be subject to transitional arrangements, with general application not anticipated before 2028. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.

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

As of September 30, 2026, we had 310 employees. As our preclinical and clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative, marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

As of September 30, 2026, we have options outstanding to purchase approximately 78,229,809 shares of Class A Common Stock and 2,000,000 shares of our Class B Common Stock. Pursuant to the 2021 Equity Incentive Plan (the “2021 Plan”) and the Employee Stock Purchase Plan (the “2021 ESPP”), we may issue under the 2021 Plan an aggregate of up to 49,743,020 shares of Class A Common Stock and Class B Common Stock, which amount will be subject to increase from time to time. In addition, in the AnHeart acquisition, we assumed the AnHeart equity incentive plans and reserved an aggregate of approximately 15,943,933 shares of Class A Common Stock for issuance upon exercise of outstanding options or settlement of outstanding restricted stock units issued under those plans. We also have outstanding Notes in an aggregate principal amount of $287,500,000, which are convertible into shares of Class A Common Stock at an initial conversion rate of 127.4941 shares of Class A Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $7.84 per share of Class A Common Stock. The conversion rate for the Notes is subject to customary adjustments for certain events as described in the indenture governing the Notes, but will not be adjusted for accrued and unpaid interest. We may also issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness, or conversion of the Notes or other equity-linked instruments, without stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2026	N/A	$ N/A	N/A	N/A
August 2026	N/A	$ N/A	N/A	N/A
September 2026	N/A	$ N/A	N/A	N/A
Total	—	$ N/A

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

On September 11, 2026, Colleen Sjogren, the Company’s Chief Commercial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 718,862 shares of the Company's Class A Common Stock. Pursuant to this plan, Ms. Sjogren may sell shares beginning January 10, 2027 and ending January 15, 2028.

On September 4, 2026, Moses Makunje, the Company’s Principal Accounting Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the sale of up to 451,041 shares of the Company's Class A Common Stock. Pursuant to this plan, Mr. Makunje may sell shares beginning January 3, 2027 and ending December 30, 2027.

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

10.1*+	First Amendment to the License and Commercialization Agreement between the Company and Nippon Kayaku Co., Ltd., dated July 21, 2026.

10.2*+	First Amendment to the Amended and Restated License Agreement between the Company and Daiichi Sankyo Company, Limited, dated September 1, 2026.

10.3

Form of Confirmation for Capped Call Transactions, previously filed with the SEC on June 30, 2026 as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39351), which is incorporated herein by reference.

10.4#

Non-Employee Director Compensation Policy previously filed with the SEC on August 6, 2026 as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-39351), which is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 4th day of November, 2026.

NUVATION BIO INC.

Date: November 4, 2026	/s/ David Hung, M.D.
David Hung, M.D.
Founder, President and Chief Executive Officer
Principal Executive Officer

Date: November 4, 2026	/s/ Philippe Sauvage
Philippe Sauvage, Chief Financial Officer
Principal Financial Officer